Form 10-Q
period 1998-12-31
REVENGE MARINE INC
filed 1999-02-17
CIK 1059899

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                       COMMISSION FILE NUMBER: 000-25003

                              REVENGE MARINE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEVADA                                            36-3051776
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

                              2051 NW 11TH STREET
                              MIAMI, FLORIDA 33125
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (305) 643-0334
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                              YES / /      NO /x/

         The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of December 31, 1998 was 7,424,010.

===============================================================================

                              REVENGE MARINE, INC.

                          PART I-FINANCIAL INFORMATION


                                                                                                 PAGE
                                                                                                 ----
Item 1.  Financial Statements:

         Condensed Balance Sheets at June 30, 1998 and December 31, 1998............................3

         Condensed Statements of Operations for the three month period ended December 31, 1998 and for the six month period ended December 31, 1998...............4

         Condensed Statements of Cash Flows for the six month period ended
         December 31, 1998 and for the year ending June 30, 1998....................................5

         Notes to Unaudited Condensed Financial Statements..........................................6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................................11-13

                           PART II-OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................14

Item 2.  Changes in Securities......................................................................14

Item 3.  Defaults Upon Senior Securities............................................................14

Item 4.  Submission of Matters to a Vote of Security Holders........................................14

Item 5.  Other Information..........................................................................14

Item 6.  Exhibits and Reports on Form 8-K...........................................................15

Signatures..........................................................................................16


PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              REVENGE MARINE, INC.

                            CONDENSED BALANCE SHEETS
                                   UNAUDITED

                                     ASSETS

                                    SIX MONTHS ENDED DECEMBER 31, 1998        YEAR ENDED JUNE 30, 1998
                                                 ASSETS
Current Assets
     Cash                                                   $   89,116                      $  102,793
     Accounts Receivable                                       461,095
     Inventories                                               406,798
     Work in Progress                                        2,322,653                          60,500
     Prepaid Expenses                                           32,320                         176,608
         Total Current Assets                                3,311,982                         339,901

Fixed Assets
     Equipment                                                 376,610                          85,000
     Leasehold Improvements                                    389,127
     Automobiles                                                45,098                          45,493
     Office Equipment                                           94,575                           5,429
     Molds and Prototypes (Note 3)                           1,131,618                         242,523
     Less Accumulated Depreciation                            (278,707)                       (139,025)
         Total Fixed Assets                                  1,758,321                         239,420

Other Assets
     Investment in Subsidiaries                              2,356,971                       2,356,971
     In Excess of Book Value
     Intangible Assets (Notes 4a &4b)                           52,000                           9,512
     Loan Fees (Note 5)                                        266,615
     Deposit                                                                                    50,000
     Less Accumulated Amortization                             (38,036)
         Total Other Assets                                  2,637,550                       2,416,483

Total Assets                                                 7,707,853                       2,995,804



                                             LIABILITIES AND STOCKHOLDERS EQUITIES

Current Liabilities
     Accounts Payable                                          694,407                          28,916
     Progress Payments                                       1,448,217                               0
     Accounts Payable--Related Parties                               0                          50,786
     (Notes 6a & 6b)
     Accrued Liabilities                                        73,935                           9,283
     Customer Deposits                                               0                          64,500
     Notes Payable                                                   0                          66,252
     Notes Payable--related parties                            317,680                          94,742
     Short term portion of long term                           700,000                               0
debt

         Total Current Liabilities                           3,234,239                         314,479

Long Term Debt
     Notes Payable--3 Year Secured Note                      2,100,000                               0
     (Note 7)
     Other Notes Payable (Note 8)                              101,418                               0
     Less Current Portion                                     (700,000)                              0
         Total Long Term Debt                                1,501,418                               0

Shareholders Equity
     Common Stock $0.001 par value                               7,424                           6,676
         50,000,000 authorized
         7,424,010 issued and
         outstanding
     Subscriptions Receivable                                        0                        (100,000)
     Additional Paid in Capital                              2,832,895                       3,093,581
     Retained Earning (deficit)                                (86,208)                              0
     Profit (Loss) for Period                                  218,085                        (318,932)

         Total Shareholder Equity                            2,972,196                       2,681,325

Total Liability and Shareholder Equity                       7,707,853                       2,995,804




                            See accompanying notes.

                              REVENGE MARINE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                  QUARTER ENDED DECEMBER 31, 1998       SIX MONTHS ENDED DECEMBER 31, 1998
Sales                                                     945,677                                2,073,677
Cost of Sales                                             127,798                                 (487,202)
Gross Profit                                            1,073,475                                1,586,475
Selling and Administrative                               (385,378)                                (748,097)
 Expenses
Operating Expenses                                       (308,788)                                (559,837)
Other Income and Expenses                                 (45,759)                                 (60,377)
Net Income/(Loss)                                         333,551                                  218,164
Basic E.P.S. (Note 2)                                        0.04                                     0.03
Diluted E.P.S. (Note 2)                                      0.04                                     0.03





                            See accompanying notes.

                              REVENGE MARINE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                            SIX MONTHS ENDED DECEMBER 31, 1998       YEAR ENDED JUNE 30, 1998

Cash Flows From Operating Activities
     Cash Received from Customers                        1,612,582                            101,785
     Interest Received                                           0                                 15
     Cash Paid for Goods and Services                    1,418,088                           (399,084)
         Net Cash Used by Operating
          Activities                                      (194,494)                          (297,284)

Cash Flows From Investing Activities
     Cash Acquired from Acquisition of
      Subsidiaries                                               0                             56,216
     Plant and Equipment Purchase                       (1,890,005)                          (128,624)
         Net Cash Used by Investing                     (1,890,005)                           (72,408)
          Activities

Cash Flows From Financing Activities
     Issuance of Common Stock                                    0                            353,500
     Proceeds from Short-Term Debt                               0                            147,742
     Repayment of Short-Term Debt                                0                               (957)
     Stock Issuance Costs Incurred                               0                            (27,800)
         Loans/Notes                                     2,098,166                                  0
         Net Cash Provided by Financing
          Activities                                     2,098,166                            472,485

Net Increase in Cash                                       (13,667)                           102,793
Cash at Beginning of Period                                102,793                                  0
Cash at End of Period                                       89,116                            102,793




                            See accompanying notes.

                              REVENGE MARINE, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE 1. BASIS OF PRESENTATION

     These unaudited condensed financial statements and the related footnote information have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying unaudited interim condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the interim period ended December 31, 1998 are not necessarily indicative of results to be expected for the entire year ending June 30, 1999 or future operating periods.

NOTE 2. NET LOSS PER SHARE

     During December, 1998, Revenge adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), EARNINGS PER SHARE. SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS for the period presented is computed by dividing net earnings by the weighted average of common shares outstanding, see below. Diluted EPS for the period is the same as basic EPS since all other potential dilutive securities (including warrants to purchase common stock and options to purchase common stock) are excluded as they are antidilutive. Pursuant to SFAS 128, Revenge has elected not to compute weighted average shares via a daily calculation of the number of outstanding shares averaged over the period, but rather to divide net earnings by the total number of common shares outstanding (excluding antidilutive securities as listed above) at the end of the period. The total number of outstanding common shares at the end of the period was 7,424,010. The use of the total number of shares at the end of the period will tend to understate earnings per share relative to the same calculation made with the weighed average of common shares outstanding over the same period. The audited financial statements for Revenge for the Fiscal Year ending June 30, 1998, compute fully diluted EPS using the treasury stock method. On December 15, 1998, the Board of Directors of Revenge authorized and granted 2.8 million options to employees, officers, directors and consultants pursuant to the adoption of a Stock Option Plan. These options have not yet been issued by Revenge to the optionees. Diluted EPS as calculated for the period presented did not include these options, as they were antidilutive.

NOTE 3. MOLDS AND PROTOTYPES

     October 24, 1998, Revenge acquired Blackfin Yachts at a purchase price of $1,000,000. The purchase was debited to molds and prototypes at cash price.

NOTE 4. INTANGIBLE ASSETS

     a) A security deposit of $35,000 on the Lease Option Property was paid to Miami River Partners for the manufacturing facility.

     b) A security deposit of $17,000 on the Leased Property was paid to Derecktor Gunnell for the Dania facility.

NOTE 5. LOAN FEES

     Loan fees attributable to the expenses connected to the acquisition of Blackfin Yachts payable to Finova Capital Corporation and further described in Revenge's report to the Securities and Exchange Commission on Form 10, filed on October 28, 1998.

                             REVENGE MARINE, INC.

NOTE 6. NOTES PAYABLE--RELATED PARTIES

     a) $39,626.38 due to Director Scott Flanders to be paid at an unspecified future date.
     b) $22,000.00 due to Allied Capital Corporation, an affiliate of Director William C. Robinson.
     c) $256,053.54 due to Director James Gardiner as a result of cash purchase of inventory, WIP and tools in the acquisition of Consolidated Yacht Corporation assets as further described in Revenge's report to the Securities and Exchange Commission on Form 10, filed on October 28, 1998.

NOTE 7. NOTES PAYABLE

     Loan from FINOVA Capital Corporation to acquire the assets of Blackfin Yacht Corporation as further described in Revenge's report to the Securities and Exchange Commission on Form 10, filed on October 28, 1998: $2,100,000 with three year term. Current portion to be amortized $700,000.

NOTE 8. OTHER NOTES PAYABLE

     a)  Line of Credit--Barnett Bank:  $45,666.
     b)  Ford Motor Credit:  $361.89.
     c)  Chrysler Credit Corp.:  $3,032.07.
     d)  Egret Line of Credit to tool 29' mold:  $52,356.77.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN
PART 1- ITEM 1 OF THIS QUARTERLY REPORT AND REVENGE'S AUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM 10 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 28, 1998.

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements due to a number of factors including but not limited to the risks set forth in the following discussion. Readers are also encouraged to refer to the Company's Registration Statement on Form 10 (File No. 000-25003), filed with the Securities and Exchange Commission on October 28, 1998 for a further discussion of the Company's business and the risks attendant thereto.

OVERVIEW

     Revenge was originally founded in 1979 and, after undergoing several name changes and a long period of inactivity, it commenced operations again on September 5, 1997. In January, 1998, Revenge restated its purpose as engaging in acquisition and consolidation in the yachting and marine industries. Revenge's primary focus is on the manufacture, sales, service and repair of vessels ranging from 16 to 85 feet. Revenge has funded its activities primarily through a combination of operating revenues, debt and through the private placement of equity securities. Revenge's revenue from inception of present operations on September 5, 1997 until the period ended December 31, 1998 has been primarily generated from refurbishing, refitting and repair of vessels and from sales of its Egret flats boats of less than 35 feet in length. Revenge's current focus is on developing an improved capacity to efficiently repair and refurbish vessels in its new Miami facility, to utilize a system of estimating and bidding on such work such that profit margins are increased, fully integrating and streamlining production in its Miami facility and ramping up for production of motor yachts in its Miami facility. The Company acquired the assets of Blackfin Yacht Corporation in a transaction which occurred in October, 1998 and which is described on the Company's Registration Statement on Form 10. Management believes that the production and sale of the Blackfin product will significantly improve revenue growth, profitability and cash flow during the third and fourth quarters of the current fiscal year. Revenge had sold one Blackfin product as of December 31, 1998.

     Revenge has incurred net losses and experienced negative cash flow from operations since inception through the end of the fiscal year ending June 30, 1998. During the first six months of the fiscal year beginning July 1, 1998, Revenge realized a net income of $218,164, with net income for the three month period ending December 31, 1998 of $333,551. Due to the historical practice of accounting for the costs of repair and manufacturing when incurred and revenues therefrom when received, a portion of the net income for the three month period ending December 31, 1998 was attributable to expenses incurred during the first three months of the fiscal year. Management believes that the trend toward increasing profitability will continue and that the Company will realize a net profit during the third and fourth quarters of 1998, depending on how quickly and efficiently production of Blackfin products and the manufacture of planned megayachts goes forward. However, the Company's ability to maintain profitability and achieve positive cash flow from operations is dependent upon the Company's ability to substantially grow its revenue base and achieve other operating efficiencies. The Company experienced net losses of approximately $318,932 in the fiscal year ending June 30, 1998. There can be no assurance that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

     Revenge experienced severe liquidity problems during the three month period ending December 31, 1998. Management believes this liquidity problem was caused by a lack of available working capital and an unanticipated delay in the funding of its work-in-progress line of credit with Penske Financial Services. Management believes that the work-in-progress line of credit will be funded by Penske Financial Services in the third quarter of the current fiscal year and that such funding will significantly aid Revenge in funding its Blackfin vessels in construction. Management also anticipates that increased revenues from the Blackfin product, increased sales of the Egret line of 16 to 29 foot flats fishing boats, and revenues from service and repair will enhance the availability of working capital and substantially resolve the liquidity problems. Management has engaged in extensive cost-cutting measures during the three month period ending December 31, 1998, including a 20% management salary reduction, in an effort to improve revenues and lower costs. Management believes that the net income for the three month period ending December 31, 1998 of $333,551 was significantly enhanced by these cost-cutting measures. Management intends to continue aggressive cost-cutting measures to reduce operating expenses during the remainder of the current fiscal year.

     Management believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Revenge may experience significant period-to-period fluctuations in operating results depending upon factors such as the success of the Revenge's efforts to expand production in its Miami facility, lower costs, lease space and dockage in its Miami facility and retain and expand its customer base and third party partnership and dealer base, changes in pricing and mix of products and services offered by Revenge or its competitors, market acceptance of new products or the Blackfin products offered by Revenge and changes in, and the timing of, expenses relating to development and sales and marketing. Other factors that may contribute to variability of operating results include the timely deployment and implementation of expansion of the Revenge Marine, Inc. dealer network or internal direct marketing capability, changes in demand for marine products and services, the cyclical nature of marine expenditures and the overall health of the regional and international economy. Additionally, management believes that significant reductions in expense levels relative to revenue are achievable in the short term and are based, in part, upon Revenge's estimates of growth of its business and the implementation of across-the-board cost-cutting measures and increased internal cost controls.

Results of Operations

     REVENUE. Revenue totaled approximately $945,677 for the three months ended December 31, 1998 and $2,073,677 for the six months ended December 31, 1998. Revenue for the fiscal year ending June 30, 1998 was $142,286. This increased revenue reflects growth in revenue from Revenge's increased capacity due to the Miami facility and increased sales of its Egret product. Management expects revenues to increase sharply during the remainder of the fiscal year ending on June 30, 1999 as Blackfin products are sold, servicing work in the Miami facility expands and facility revenues are developed. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors.

     COST OF REVENUE. Cost of revenue consists primarily of labor and material costs to manufacture new boats, as well as labor and material costs incurred when Revenge does refurbishing and service projects. Revenge has incurred significant capital improvement costs in preparing the Miami facility for production, but expects to recoup certain of these costs in the form of increased production efficiencies. Management believes that there is significant room for reducing the relative cost of service and repair revenue through improved estimation and supervision practices. In addition, because relative costs of revenue are lower in larger motor yachts, the planned sales of Blackfin could have a huge positive impact in lowering relative revenue costs. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors.

     MARKETING, SALES AND ADMINISTRATION. Marketing, sales and administration expense consists primarily of personnel expenses, accounting, legal expenses and marketing development, promotion and sales activities, including salary and commissions, costs of marketing programs and the cost of attending various boat shows and trade shows. Marketing, sales and administration expense was approximately $386,378 for the three months ended December 31, 1998 and approximately $748,097 during the six month period ending December 31, 1998. No historical data is available for the corresponding period of the fiscal year ending June 30, 1998, as operations had not yet commenced. This expenditure reflects a substantial investment in the customer support, marketing and sales organizations necessary to support the Company's expanded customer base. The Company expects marketing, sales and administration expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. Specifically, the administrative infrastructure of Revenge is designed to anticipate future Blackfin sales that have not yet occurred. As these sales occur, administrative expenses will not increase substantially and will decline as a percentage of revenue. Revenge has also incurred significant administrative costs in fulfilling its regulatory obligations as a public entity. Revenge expects these expenses to remain constant and therefore decline as a percentage of revenue. Together, therefore, management anticipates that marketing, sales and administrative expenses will increase somewhat more modestly than in the first six months of the current fiscal year, but decline sharply as a percentage of revenue as sales of the Blackfin product increase. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors.

     NET PROFIT. Revenge's net profit rose to approximately $333,551 for the quarter ended December 31, 1998 as compared to approximately $218,164 for the first six months of the current fiscal year or a loss of $318,932 for the fiscal year ending June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has satisfied its cash requirements primarily through debt, the sale of capital stock and through operating revenues. The Company's principal uses of cash are to fund working capital requirements and capital expenditures and to service its vendor, payroll and professional expenses. Net cash used in operating activities for the six months ended December 31, 1998 was approximately $194,494. No historical data is available for the corresponding period of the prior fiscal year, as operations had not yet commenced. Net cash used in operating activities in the fiscal year ending June 30, 1998 was $297,284. The amount of cash used in operating activities in both periods was primarily impacted by the increased costs of consolidating operations in the Miami facility and expenses associated with commencement of manufacturing of the Blackfin product line. Additional cash expenditures were caused by increased costs relating to the expansion of Revenge's manufacturing and organizational infrastructure.

     For the six months ended December 31, 1998 cash of approximately $2,358,104 was generated from financing activities. Included in this amount was $2,358,104 of debt financing received in October, 1998. In the fiscal year ending June 30, 1998, cash of $ 472,485 was generated by the sale of Revenge's Common Stock and debentures in various private placements. The net cash DECREASE for the six month period ended December 31, 1998 was $13,677. At December 31, 1998, the Company had cash and cash equivalents of approximately $89,116.

     The Company will rely primarily on financing its operations through various equity offerings, borrowings, manufacturer credit lines, vendor credit lines, cash generated from operations and cash provided by customers who make deposits and progress payments on the purchase of Blackfin products. The Company believes that such financing will be sufficient to meet its anticipated cash needs for working capital and for the acquisition of capital equipment at least for the next 2 months. However, there can be no assurance that the Company will not require additional financing within this time frame. Currently, management has serious concerns about Revenge's ability to continue operations without a significant influx of working capital and a dramatic increase in sales of the Blackfin product. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all.

ADDITIONAL FACTORS THAT COULD AFFECT OPERATING RESULTS

     The following factors, together with other risk factors discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

         NARROW GROSS MARGINS FOR PRODUCT SALES. Approximately 10% of the Company's net revenues in fiscal 1998 were generated through service, refurbishing and repair. As a result of intense price competition, the Company's product gross margins on smaller boats will continue to be fairly low, projected to be approximately 18% in fiscal 1999. The Company believes that competitive conditions will continue to place pressures on its product gross margins. As a result of the Company's narrow product gross margins, fluctuations in net revenues and operating costs may have a disproportionate impact on the Company's operating results. Further declines in the Company's product gross margins may have a material adverse effect on the Company's business, financial condition and operating results.

         DEPENDENCE ON MIAMI FACILITY

          Disruption of operations at Revenge's Miami facility for any reason, including power or telecommunications failures, natural disasters such as hurricanes, fires, tornadoes or floods, or work stoppages, would have a material adverse effect on the Company's business, operating results and financial condition.

         INCREASED EMPHASIS ON SALES OF BLACKFIN PRODUCTS. Revenge's Blackfin product sales and service and repair revenues are characterized by higher gross margins than those attainable in small product sales, such as the Egret line. As a result, the Company's goal is to increase the proportion of revenues derived from the provision of services, Blackfin products, parts and large yacht sales relative to small product sales. Revenge's success in increasing its service revenues will depend primarily on the acceptance by the relatively small group of large yacht owners and purchasers of the Revenge brand, identity, product and reputation. To the extent that Revenge does not successfully increase the proportion of revenues attributable to its large yacht and service/repair business, the Company's operating margins may be adversely affected. The Company has also recently implemented a more sophisticated cost-based methodology for pricing its services. If service revenues do not increase sufficiently or the Company fails to accurately price its services, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, customer acceptance and strong sales of Blackfin products and the ability to find an efficient retail mechanism or dealer network for Blackfin sales will have a substantial impact on revenues.

         NEED TO RECRUIT AND RETAIN MANAGEMENT, TECHNICAL AND SALES PERSONNEL. The Company believes that its future success depends, to a large extent, upon the efforts and abilities of its executive officers, managers, technical and sales personnel. Failure by the Company to attract and train skilled managers, technical and sales personnel on a timely basis, or the inability of the Company to retain such personnel, could materially and adversely affect the Company's business, operating results or financial condition.

         MANAGEMENT OF GROWTH. The Company has experienced enormous growth since its entry into the marine industry and its extensive acquisitions. This rapid growth has placed, and is expected to continue to place, a significant strain on the Company's management, financial, sales, technical and support systems and personnel. Revenge's ability to manage its growth effectively will require it to continue to develop and improve its operational, financial and other internal systems and train, manage and motivate its employees. The Company has in the past and will continue in the future to evaluate the acquisition of businesses that complement or expand the Company's presence and profitability in the marine industry. Integrating newly acquired companies could be costly and may result in the loss of customers and key personnel and may disrupt operations. Additionally, integrating newly acquired businesses may divert significant management resources and attention from day to day operations. Historically, Revenge has spent considerable amounts of its human and managerial capital on the integration of acquisitions and streamlining of operations, a process that is far from complete.

         INTENSE COMPETITION. The marine product and services industry is intensely competitive. Revenge expects competition to intensify in the future. As an integrated product and service provider, Revenge competes with sellers of used motor boats and yachts, manufacturers of new products, and existing service providers. Management is not aware of any company which would compete directly in every phase of the Company's operations. Instead, Revenge faces competition from a number of different sources and on different levels. Viking, Travis Boats, Brunswick, and Cabo all compete with Revenge in boat products. In addition to these large national companies, Revenge also competes against numerous regional and local companies in the service, refurbishing and dockage areas and many of these competitors have longstanding customer relationships. For the smaller, less expensive boats, there is intense competition both from other boat builders of similar size as well as from alternative craft that might compete with flats boats and small yachts.

         Some of the Company's competitors have greater financial, technical and marketing resources. As a result, such companies may be able to respond more quickly to new or emerging technologies and changes in customer needs or devote more resources to the development, promotion and sales of their boats, yachts or services than Revenge. In addition, competition could result in price decreases and depress gross margins in the industry. Further declines in the Company's gross margins may exacerbate the impact of fluctuating net revenues and operating costs on the Company's operating results and have a material adverse affect on the Company's business, operating results and financial condition.

         The principal competitive factors in the Company's industry include the breadth and quality of product and service offerings, product availability, pricing, and expertise of technical workforce, research and design innovations, developments in marine architecture and the price of skilled labor in the local market. Revenge believes that it competes favorably with respect to each of these factors. However, there can be no assurance that Revenge will, in the future, be able to compete successfully against existing or future competitors or that such competition will not adversely affect Revenge's business, operating results and financial condition.

         WARRANTY RISKS. The Company has begun implementing and intends to expand the use of quality and product consistency controls. Nevertheless, Revenge incurs significant exposure with the introduction of new production models. Revenge will in all likelihood be obligated to correct any design or manufacturing imperfections for a long period and at great expense in order to develop and maintain its reputation for quality, accountability and service. As a result, the Company must accurately estimate the resources required to provide service on any warranty or repair work it is forced to provide. Failure by the Company to estimate accurately support expenses or warranty costs could have a material adverse effect on the Company's business, operating results or financial condition.

         HIGH DEGREE OF LEVERAGE; FUTURE CAPITAL NEEDS. The Company requires substantial capital to fund its business and, in particular, to finance product development, mold retooling, acquisition integration, accounts payable, capital expenditures, salaries and lease payments on its Miami and Dania facilities. To date, the Company has relied on an influx of equity and debt to finance its business and its expansion. As a result, the Company is highly leveraged.

         Substantially all of the Company's outstanding indebtedness is tied to the prime rate. The Company is not currently a party to any financial instruments which would mitigate the Company's exposure to increases in the prime interest rate. Accordingly, increases in the prime rate could adversely impact the Company's pretax income or otherwise materially and adversely affect the Company's business, operating results or financial condition. Also, there can be no assurance that the Company will be able to generate sufficient cash from operations to satisfy future interest and principal payments. In the event that the Company is unable to meet its payment obligations or needs additional capital to fund its business, the Company would be required to seek alternative sources of financing or attempt to refinance its existing credit facilities. There can be no assurance that such alternative equity or debt funding would be available on terms acceptable to the Company, if at all. Under such circumstances, the Company's inability to procure additional funding or refinance existing indebtedness would have a material adverse effect on the Company's business, operating results and financial condition.

         ENVIRONMENTAL AND REGULATORY RISKS. The marine manufacture and repair industry is highly regulated. The Company operates under a number of federal, state and local environmental protection, river protection and worker safety regulations. The Company's manufacturing processes employ a number of highly toxic, hazardous substances. A spill or accident involving any of these chemicals would have a serious and material effect on the Company's operations and ability to continue as a going concern and could result in civil or criminal penalties on behalf of the Company, its employees, officers and directors. While the Company has substantially all regulatory permits for its business as presently conducted, there can be no assurance that such permits will continue to be available. The loss of these regulatory permits could cause the Company to fail.

         CONTROL BY PRINCIPAL STOCKHOLDERS. The directors and executive officers of the Company own a majority of the outstanding Common Stock in Revenge. In particular, Desai Robinson and entities under her beneficial ownership or control constitute the largest shareholder of the Company's Common Stock. Desai Robinson is the wife of William C. Robinson, an officer and director. As a result, Mrs. Robinson may be able to control the election of members of the Company's Board of Directors and generally exercise control over the Company's corporate actions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

         YEAR 2000. Based on a review of its existing information systems, Revenge does not anticipate that it will incur significant costs in connection with bringing its information systems into compliance with Year 2000 requirements. Most of Revenge's software is non-customized third-party software. However, there is no guarantee that Revenge will not experience disruptions in its operations due to a failure of its vendors, key suppliers, lenders, utility providers or dealers in addressing their individual Year 2000 compliance issues effectively.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Revenge is a party to that certain Loan and Security Agreement entered into with FINOVA Capital Corporation ("FINOVA") dated October 23, 1998 and filed as Exhibit 4.2 to Revenge's report on Form 10 filed with the Securities and Exchange Commission ("SEC") on October 28, 1998. On January 12, 1999, Revenge received a notice of default from FINOVA due to non-payment of principal and interest due on January 1, 1999. Revenge is currently in negotiations with FINOVA regarding changes to the payment terms under the Loan and Security Agreement and requests by Revenge for additional lines of credit thereunder.

         On February 11, 1999, Revenge entered into an Agreement and Plan of Reorganization with First Chance Marine Finance, Inc., a Florida Corporation, ("First Chance") whereby Revenge would issue and exchange 9,363,693 shares of Revenge common stock, par value $0.001, for all of the issued and outstanding capital shares in First Chance. Revenge intends to file a report with the SEC within the required time period on Form 8-K and file all necessary exhibits thereto describing the transaction with First Chance.

         In January, 1999, Allied Capital Corporation, ("Allied") an affiliate of Director William C. Robinson, converted $200,000 of debt owed by the corporation to Allied into 588,235 shares of common stock of Revenge, pursuant to a resolution adopted by the Board of Directors of Revenge on December 15, 1999, at the then current market price of $0.34 per share. These conversion shares have not yet been issued.

         In January, 1999, Director James Gardiner, converted $200,000 of debt owed by the corporation to Mr. Gardiner into 588,235 shares of common stock of Revenge, pursuant to a resolution adopted by the Board of Directors of Revenge on December 15, 1999, at the then current market price of $0.34 per share. These conversion shares have not yet been issued.

         In Revenge's Report on Form 10 filed with the Securities and Exchange Commission ("SEC") on October 28, 1998, Revenge indicated the possibility that its marine operations might be sold or transferred to its Delaware subsidiary, Revenge Marine, Inc., a Delaware corporation ("Revenge Delaware"). After deliberation by the Board of Directors of Revenge, it was determined that such a plan would not be in the best interests of Revenge's shareholders. Therefore, Revenge Delaware remains and is intended to remain a wholly-owned subsidiary of Revenge and such reorganization plans as were outlined in the above mentioned filing did not take place and are not anticipated to take place.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 15, 1999                     REVENGE MARINE, INC.



                                            By /s/ LINDA D. RIZNICK
                                               --------------------------------
                                                   Linda D. Riznick
                                                   Vice-President and Chief
                                                   Financial Officer