Form 10-Q/A
period 1998-12-31
REVENGE MARINE INC
filed 1999-03-19
CIK 1059899

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

                              REVENGE MARINE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                            SIX MONTHS ENDED DECEMBER 31, 1998       YEAR ENDED JUNE 30, 1998

Cash Flows From Operating Activities
     Cash Received from Customers                        1,612,582                            101,785
     Other income                                           15,159                                 15
     Cash Paid for Goods and Services                   (2,413,725)                          (399,084)
         Net Cash Used by Operating
          Activities                                      (785,984)                          (297,284)

Cash Flows From Investing Activities
     Cash Acquired from Acquisition of
      Subsidiaries                                               0                             56,216
     Plant and Equipment Purchase                       (1,658,583)                          (128,624)
         Net Cash Used by Investing                     (1,658,583)                           (72,408)
          Activities

Cash Flows From Financing Activities
     Pain in Capital Withdrawn                             (27,214)                           353,500
     Proceeds from Long-Term Debt                        2,358,104                            147,742
     Repayment of Short-Term Debt                                0                               (957)
     Stock Receivable - Cash Received                      100,000                            (27,800)
         Net Cash Provided by Financing
          Activities                                     2,430,890                            472,485

Net Decrease in Cash                                       (13,667)                           102,793
Cash at Beginning of Period                                102,793                                  0
Cash at End of Period                                       89,116                            102,793




                            See accompanying notes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: March 19, 1999                        REVENGE MARINE, INC.



                                            By /s/ LINDA D. RIZNICK
                                               --------------------------------
                                                   Linda D. Riznick
                                                   Vice-President and Chief
                                                   Financial Officer