Form 10-Q
period 1998-03-31
REVENGE MARINE INC
filed 1999-07-29
CIK 1059899

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                    OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER: 000-25003


                              REVENGE MARINE, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                  NEVADA                                      36-3051776
      ------------------------------                   ----------------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                   Identification Number)

                               2051 NW 11TH STREET
                              MIAMI, FLORIDA 33125
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (305) 643-0334
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                                 YES [X]        NO [ ]

         The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of March 31, 1998 was 9,054,600.


================================================================================

                              REVENGE MARINE, INC.

                          PART I-FINANCIAL INFORMATION

                                                                                        PAGE
                                                                                        ----
Item 1.  Financial Statements:

         Condensed Balance Sheets at March 31, 1999 ...............................      3

         Condensed Statements of Operations for the nine month period
         ended March 31, 1999 .....................................................      4

         Condensed Statements of Cash Flows for the nine month period ended
         March 31, 1999 and for the six month period ending December 31, 1998......      5

         Notes to Unaudited Condensed Financial Statements ........................     6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ................................................     11-17


                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................     18

Item 2.  Changes in Securities ....................................................     18

Item 3.  Defaults Upon Senior Securities ..........................................     18

Item 4.  Submission of Matters to a Vote of Security Holders ......................     18

Item 5.  Other Information ........................................................     18

Item 6.  Exhibits and Reports on Form 8-K .........................................     20

Signatures ........................................................................     24


PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              REVENGE MARINE, INC.

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED


                                     ASSETS



                              REVENGE MARINE, INC.
                           CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 1999


                                     ASSETS

CURRENT ASSETS
   Cash                                      $  (100,304)
   Accounts receivable                           497,971
   Inventories                                   805,522
   Work in progress                            1,195,863
   Prepaid expenses                               34,555
                                             -----------
       TOTAL CURRENT ASSETS                    2,433,607


FIXED ASSETS
   Shop equipment                                376,907
   Leasehold improvements                        364,419
   Automobiles                                    45,098
   Office Equipment                               89,098
   Molds and prototypes                          807,710
   Less:  Accumulated depreciation              (328,087)
                                             -----------
       TOTAL FIXED ASSETS                      1,355,145


OTHER ASSETS
   Investment in subsidiaries in
       excess of book value                    2,356,971
   Security Deposits - Rent                       35,000
   Loan Fees                                     266,615
   Less: Accumulated Amortization                (22,721)
                                             -----------
        TOTAL OTHER ASSETS                     2,635,865
                                             -----------
             TOTAL ASSETS                    $ 6,424,617
                                             ===========

                             REVENGE MARINE, INC

                         CONSOLIDATING BALANCE SHEET
                                MARCH 31, 1999


                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $ 744,579
   Progress payments                                           701,708
   Accrued liabilities                                          17,129
   Customer deposits
   Inventory Floor Plan
   Short term portion of long term debt                        466,000
                                                            ----------
       TOTAL CURRENT LIABILITIES                            $1,929,416


LONG TERM DEBT
   Notes payable - Stockholders                                277,163
   Notes payable - 3 year secured note                       2,100,000
   Other notes payable                                          75,000
   Less: current portion                                      (466,000)
                                                            ----------
       TOTAL LONG TERM DEBT                                 $1,986,163

SHAREHOLDERS EQUITY
   Common stock and paid in capital                          3,027,568
   Retained earings (deficit)                                 (233,208)
   Profit (Loss) for period                                   (285,322)
       TOTAL SHAREHOLDER EQUITY                              2,572,038
                                                            ----------
          TOTAL LIABILITIES & SHAREHOLDERS EQUITY           $6,424,617
                                                            ==========



                             See accompanying notes.

                              REVENGE MARINE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                              REVENGE MARINE, INC.
                                INCOME STATEMENTS


                                                     Actual
                                                 9 Months Ended
                                                 March 30, 1999
                                                 ---------------

REVENUE
   Blackfin                                        $
   Consolidated                                     2,724,209
   Egret                                            1,816,139
        Total Revenue                               4,540,348
                                                  -----------

COST OF GOODS SOLD
   Blackfin                                                --
   Consolidated                                     1,504,154
   Egret                                            1,110,259
                                                  -----------
        Total Cost of Goods Sold                    2,614,413

GROSS PROFITS                                       1,925,935


OPERATING EXPENSES
   Operating Expenses                                 872,759
   Selling Expenses                                   258,820
   Administrative Expenses                            987,302
   Royalty on Blackfin to Detroit Diesel                   --
                                                  -----------
        Total Operating Expenses                    2,118,881


OPERATING PROFIT                                     (192,946)

   Sale of Assets (net)                                    --
   Interest Expense - Debt                            (89,876)
                                                  -----------
NET INCOME BEFORE TAXES                              (282,822)

   Income Tax Expense                                  (2,500)
                                                  -----------
NET INCOME                                        $  (285,322)
                                                  ===========




                             See accompanying notes.

                              REVENGE MARINE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                              REVENGE MARINE, INC.
                            STATEMENTS OF CASH FLOWS


                                                                   FOR THE PERIODS ENDED
                                                                -----------------------------
                                                                MARCH, 1999    DECEMBER, 1998
                                                                -----------    --------------
Cash Flows from Operating Activities:
      Net Income (Loss)                                          $(650,407)     $   218,085
      Adjustments to reconcile net Income (loss) to net
           cash used by Operating Activities:
      Depreciation                                                  49,380          139,682
      Amortization                                                 (15,315)          36,036
      Increase in Customer Deposits                                701,708          (64,500)
      Increase in WIP                                             (321,427)        (813,936)
      Increase in Prepaid Expenses                                  (2,235)         144,288
      Decrease in Accrued Liability                                (56,806)          64,652
      Increase in Accounts Receivables                             (36,876)        (461,095)
      Increase in Inventories                                     (398,724)        (406,798)
      Increase in Accounts Payables                                 50,172          614,705
      Decrease in other Assets                                      17,000         (259,103)
      Total Adjustments                                            (13,123)      (1,004,069)
                                                                 ---------      -----------
      Net Cash Used in Operating Activities                       (663,530)        (785,984)

Cash Flows from Investing Activities:
      Additions to Plant, Property & Equipment                     353,796       (1,658,583)
                                                                 ---------      -----------
      Net Cash Used in Investing Activities                      $ 353,796      $(1,658,583)

Cash Flows from Financing Activities:
      Paid in Capital withdrawn                                         --          (27,214)
      Increase in Additional Paid in Capital                       187,249               --
      Proceeds from Long Term Debt                                      --        2,358,104
      Stock Receivable - Cashed                                         --          100,000
      Decrease in Short Term Loan                                  (66,935)              --
      Net Cash Provided by Financing Activities                    120,314        2,430,890
      Decrease in Cash                                            (189,420)         (13,677)
      Cash at Beginning of Period                                   89,116          102,793
                                                                 ---------      -----------
      Cash at End of Period                                      $(100,304)     $    89,116
                                                                 =========      ===========


                             See accompanying notes.

                              REVENGE MARINE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

         Revenge Marine, Inc. (the "Company"), is a publicly traded Nevada company that was incorporated December 28, 1979. The Company has operated under various names since its incorporation, most recently operating as Global Energy Organization Corporation ("Global").

         The Company entered the development stage after it reorganized in January 1998 (see Note 2) and changed its primary focus to acquiring yacht manufacturing and marine technology companies, with future plans to produce and market a full line of boats from 16 to 110 feet in length. Since that time, the Company has devoted substantially all of its efforts to raising capital and acquisition activities. As of June 30, 1998, the Company's principal operations had not commenced and their only reported revenues were from a recently acquire subsidiary. Because the Company is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

LIQUIDITY CONSIDERATIONS

         Since its reorganization, the Company has expended substantial financial resources in its acquisition and capital raising activities. The Company commenced its principal operations and began generating revenues in the fiscal year ending June 30, 1999. As of March 31, 1999, the Company's accumulated deficit was $518,536 which was funded primarily through short-term borrowings and the proceeds from acquisitions. Management believes it can fund planned operations through the proceeds of stock issues and from its anticipated revenues or reductions in its operating expenses.

PRINCIPALS OF CONSOLIDATION

         The March 31, 1999 consolidating balance sheet includes the accounts of Revenge Marine, Inc. and its wholly owned subsidiaries, Revenge Marine, Inc., (an Oklahoma corporation), Egret Boat Company, Inc., (a Florida corporation), Consolidated Marine, Inc. (a Florida corporation).

                              REVENGE MARINE, INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

PRINCIPALS OF CONSOLIDATION (CONT.)

         The March 31, 1999 consolidating statements of income, shareholders' equity and cash flows include the accounts of Revenge Marine, Inc. (Nevada) from July 1, 1998 through March 31, 1999 and the account of Egret Boat Company, Inc. and Consolidated Marine, Inc. All material intercompany accounts and transaction have been eliminated in consolidation.

         The consolidating financial statements and notes of Revenge Marine, Inc. are representations of the Company's management, who is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

CASH AND CASH EQUIVALENTS

         The Company considers highly liquid investments (that are readily convertible to cash) purchased with original maturity dates of three months or less to be cash equivalents.

REVENUE RECOGNITION

         The Company considers highly liquid investments through March 31, 1999 consists of the earnings of Egret Boat Company and Consolidated Marine from the date of acquisition through March 31, 1999. Revenge Marine recognizes revenues on a percentage of completion basis.

INTANGIBLE ASSETS

         Intangible assets include organizational costs, costs associated with developing a new line of yachts, and the Company's investment in its subsidiaries in excess of the book value of the subsidiaries' net assets. Intangible assets are amortized using the straight-line method based on the economic useful lives of the assets, principally over five years.

                              REVENGE MARINE, INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset of five years. When assets are retired or otherwise disposed of, the cost and accumulated reflected in operations in the period realized.

INCOME TAXES

         The Company uses the liability method of accounting of income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

EARNINGS (LOSS) PER SHARE

         Primary income (loss) per share is calculated by dividing net income
(loss) by the weighted average shares of common stock of the Company and common stock equivalents outstanding during the period (see Note 9). Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants.

         The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of the Company's outstanding stock options and warrants converted into common stock oat the later of the beginning of the fiscal year or issue date. During a loss period, the assumed exercise of outstanding stock options and warrants have an antidilutive effect. As a result, these shares are not included in the weighted average shares of used in the calculation of loss per share.

                              REVENGE MARINE, INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

WORK IN PROGRESS

         Work in Progress consist of customer deposits received by Revenge Marine, Inc. these deposits have been advanced to Revenge Marine, Inc. as progress payments on boats under construction at the balance sheet date (see "Related Party Transactions", Note 6). These payments revenue is recognized on the completed boats.

PREPAID EXPENSES

         Prepaid expenses at March 31, 1999 consisted of prepaid insurance and related expenses.

FISCAL YEAR END

         The Company's fiscal year ends on June 30. The company's subsidiaries previously had a December 31 year-end and will change their fiscal year to coincide as a result of the acquisition by the Company.

NOTE 2 - REORGANIZATION AND ACQUISITIONS

         Revenge Marine, Inc. (the Company) acquired the assets of Blackfin Yachts on October 24, 1998 with a cash purchase of $900,000 and warrants to Detroit Diesel valued at $3/share. The purchase price was allocated as follows:

               Molds and prototypes             $870,030
               Equipment-Shop                     27,360
               Office Equipment                    2,610

                              REVENGE MARINE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at March 31, 1999:

            Leasehold Improvements                     $   364,419
            Molds and prototype                            807,710
            Equipment                                      376,907
            Automobiles                                     45,098
            Office equipment                                89,098
                                                       -----------
                  Total consolidated property
                   and equipment                         1,683,232
            Less accumulated depreciation                 (328,087)
                                                       -----------
                  Net property and equipment           $ 1,355,145
                                                       ===========


NOTE 4 - INTANGIBLE ASSETS

         Intangible assets consists of the following at June 30, 1998:






                                                                  ESTIMATED
                                                                 USEFUL LIFE
                                                                 -----------
            Investment in subsidiaries
              in excess of book value
                  Marine assets                     $  35,000      5 years
                  Organizational costs                266,615      5 years
                                                    ---------
                     Total intangible assets          301,615
                  Less accumulated amortization       (22,721)
                                                    ---------
                     Net intangible assets          $ 278,894
                                                    =========

                              REVENGE MARINE, INC.

NOTE 5 - RELATED PARTY TRANSACTIONS









NOTE 6 - NOTES PAYABLE

          Notes payable consist of the following at June 30, 1998:

           Notes payable to other entities:
            Long term note due to CC for asset acquisition          $   272,163

            Unsecured $75,000 operating line of credit with
            First Union National Bank, with interest-only
            payments due monthly at an interest rate equal to
            the prime rate plus 2% (10.5% at June 30, 1998)              75,000

            Note payable to Finova Corp-Blackfin Acquisition          2,100,000
                                                                    -----------
                    Total notes payable                               2,447,163
                    Current portion                                    (466,000)
                                                                    -----------
                                                                    $ 1,981,163
                                                                    ===========

NOTE 7 - WEIGHTED AVERAGE COMMON SHARES OUTSTANDING


           Common shares outstanding at March 31, 1999              $ 9,054,600
           Effect of using weighted average common shares outstanding

           Fully diluted common shares outstanding                   14,129,600

NOTE 8 - PROFESSIONAL SERVICES

         The Company has entered into various agreements for consulting and broker services relating to future planned acquisitions and other operations of the Company. The agreements are with a variety of companies, most of whose owners or officers are shareholders of Revenge Marine. In several of the agreements, the Company has issued common stock, stock options, or stock warrants as partial or, in some cases, total consideration for the services to be performed. The terms of the significant agreements are highlighted as follows:

                              REVENGE MARINE, INC.

NOTE 9 - LEASE AGREEMENT

         The Company leases its Miami, Florida facility under a non-cancelable operating lease. The agreement, as amended on July 10, 1998, calls for monthly lease payments of $37,333 beginning in July 1998, with a twelve month, interest free option to purchase the property at a purchase price of $3,259,500. After the initial twelve month period, the option to purchase will begin to accrue interest at a rate of 6%, compounded daily. The Company is responsible for paying insurance and real estate taxes on the property, which are estimated to total $15,720 per month. Pursuant to the July 10, 1998 Amended Agreement, $15,000 of the initial $50,000 deposit was refunded to the Company in July 1998. The term of the lease is ten years with an option to extend the lease for an additional five years.

         The minimum obligations for the next five ears are as follows:

                      YEAR ENDED
                        JUNE 30
                       ---------
                         1999            $  516,636
                         2000               516,636
                         2001               516,636
                         2002               516,636
                         2003               516,636
                                         ----------
                         Total           $2,583,180
                                         ==========

NOTE 10- SUBSEQUENT EVENTS-DEFAULTS

     Revenge is in default under the Loan and Security Agreement with Finova Capital Corporation ("Finova"). The above table assumes that Finova will not choose to enforce an acceleration of the principal and interest pursuant to the Loan and Security Agreement. Revenge is also in default under the Lease with Miami River Partners, Ltd. Although management is in the process of ameliorating certain of these defaults, there can be no assurance that either of these defaults can be cured.

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

OVERVIEW

     Revenge was originally founded in 1979 and, after undergoing several name changes and a long period of inactivity, it commenced operations again on September 5, 1997. In January, 1998, Revenge restated its purpose as engaging in acquisition and consolidation in the yachting and Marine industries. Revenge's primary focus is on the manufacture, sales, service and repair of vessels ranging from 16 to 85 feet. Revenge has funded its activities primarily through a combination of operating revenues, debt and through the private placement of equity. Revenge's Revenue through March 31, 1999 has been primarily generated from refurbishing, refitting and repair of vessels and from sales of its Egret flats boats of less than 35 feet in length. Revenge's current focus is on developing an improved capacity to efficiently repair and refurbish vessels in its new Miami facility, to utilize a system of estimating and bidding on such work such that profit margins are increased, fully integrating and streamlining production in its Miami facility and ramping up for production of motor yachts in its Miami facility. The Company acquired the assets of Blackfin Yacht Corporation in a transaction which occurred in October, 1998 and which is described on the Company's Registration Statement on Form 10. Management believes that the production and sale of the Blackfin product will significantly improve revenue growth, profitability and cash flow during the fourth quarter of the current fiscal year. Revenge had sold four Blackfin products, in various states of completion, as of March 31, 1999.

     In March, 1999, Revenge merged with First Chance Marine Finance, Inc., a Florida corporation ("First Chance"), which operates a small network of retail marine dealer locations in Northern Florida (the "Merger"). Since March 14, 1999, the date of the Merger, Revenge and First Chance have operated largely as distinct operating entities. At the time of the quarter end, March 31, 1999, virtually no integration of the two companies had taken place and both were operating in substantially the same manner as before the Merger. Effective June 4, 1999, First Chance and Revenge Rescinded the Merger. Revenge and First Chance also agreed in a side letter agreement of even date with the rescission that certain First Chance shareholders would retain 1,446,000 common shares in Revenge in compensation for certain capital contributions made to Revenge by First Chance during the period of the Merger. Revenge also received 500,000 shares of common stock First Chance by way of this same side letter agreement.

     Revenge has incurred net losses and experienced negative cash flow from operations since inception through the end of the fiscal year ending June 30, 1998. During the first nine months of the fiscal year beginning July 1, 1998, Revenge realized a net loss of $285,322. There can be no assurance that the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or an annual basis.

     Revenge experienced severe liquidity problems during the three month period ending March 31, 1999. Management believes this liquidity problem was caused by a lack of available working capital, a failure of management to engage an underwriter for a secondary private offering of stock in Revenge, a failure of the Merger with First Chance and a lack of adequate credit facilities. Management has engaged in extensive cost-cutting measures during the three month period ending March 31, 1999, including a more than 50% reduction in the payroll. Management intends to continue aggressive cost-cutting measures to reduce operating expenses during the remainder of the current fiscal year.

     Management believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Revenge may experience significant period-to-period fluctuations in operating results depending upon factors such as the success of the Revenge's efforts to expand production in its Miami facility, lower costs, lease space and dockage in its Miami facility and retain and expand its customer base and third party partnership and dealer base, changes in pricing and mix of products and services offered by Revenge or its competitors, market acceptance of new products or the Blackfin products offered by Revenge and changes in, and the timing of, expenses relating to development and sales and marketing. Other factors that may contribute to variability of operating results include the timely deployment and implementation of expansion of the Revenge Marine, Inc. dealer network or internal direct marketing capability, changes in demand for marine products and services, the cyclical nature of marine expenditures and the overall health of the regional and international economy. Additionally, management believes that significant reductions in expense levels relative to revenue are achievable in the short term and are based, in part, upon the Revenge's estimates of growth of its business and the implementation of across-the-board cost-cutting measures and increased internal cost controls.

RESULTS OF OPERATIONS

     REVENUE. Revenue totaled approximately $4,540,348 for the nine months ended March 31, 1999. Management expects losses to remain constant during the remainder of the fiscal year ending on June 30, 1999 as Blackfin products are sold, servicing work in the Miami facility expands and facility revenues are developed. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors.

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

     MARKETING, SALES AND ADMINISTRATION. Marketing, sales and administration expense consists primarily of personnel expenses, accounting, legal expenses and marketing development, promotion and sales activities, including salary and commissions, costs of marketing programs and the cost of attending various boat shows and trade shows. Marketing, sales and administration expense was approximately $2,118,881 for the nine months ended March 31, 1998. No historical data is available for the corresponding period of the fiscal year ending June 30, 1998, as operations had not yet commenced. This expenditure reflects a substantial investment in the customer support, marketing and sales organizations necessary to support the Company's expanded customer base. The Company expects marketing, sales and administration expenditures to continue to increase in dollar amount, but to decline as a percentage of revenue. Specifically, the administrative infrastructure of Revenge is designed to anticipate future Blackfin sales that have not yet occurred. As these sales occur, administrative expenses will not increase substantially and will decline as a percentage of revenue. Revenge has also incurred significant administrative costs in fulfilling its regulatory obligations as a public entity. Revenge expects these expenses to remain constant and therefore decline as a percentage of revenue. Together, therefore, management anticipates that marketing, sales and administrative expenses will increase somewhat more modestly than in the first six months of the current fiscal year, but decline sharply as a percentage of revenue as sales of the Blackfin product increase. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors.

     NET LOSS. Revenge had a loss of approximately $ 285,322 for the quarter ended March 31, 1999 as compared to approximately $333,551 for the quarter ending December 31, 1998 or a loss of $318,932 for the fiscal year ending June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has satisfied its cash requirements primarily through debt, the sale of capital stock and through operating revenues. The Company's principal uses of cash are to fund working capital requirements and capital expenditures and to service its vendor, payroll and professional expenses. Net cash used in operating activities for the nine months ended March 31, 1999 was approximately $663,530. No historical data is available for the corresponding period of the prior fiscal year, as operations had not yet commenced. Net cash used in operating activities in the fiscal year ending June 30, 1998 was $297,284. The amount of cash used in operating activities in both periods was primarily impacted by the increased costs of consolidating operations in the Miami facility and expenses associated with commencement of manufacturing of the Blackfin product line. Additional cash expenditures were caused by increased costs relating to the expansion of Revenge's manufacturing and organizational infrastructure.

     For the three months ended March 31, 1999 cash of approximately $120,314 was generated from financing activities. In the fiscal year ending June 30, 1998, cash of $472,485 was generated by the sale of Revenge's Common Stock and debentures in various private placements. The net cash DECREASE for the three month period ended March 31, 1999 was $189,420. At December 31, 1998, the Company had a deficit of cash and cash equivalents of approximately $100,304.

     The company does not presently have enough funding to meet its daily working capital needs.

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

         DEPENDENCE ON MIAMI FACILITY, DANIA FACILITY. Disruption of operations at Revenge's Miami facility for any reason, including power or telecommunications failures, natural disasters such as hurricanes, fires, tornadoes or floods, or work stoppages, would have a material adverse effect on the Company's business, operating results and financial condition

         INCREASED EMPHASIS SALES OF BLACKFIN PRODUCTS. Revenge's Blackfin product sales and service and repair revenues are characterized by higher gross margins than those attainable in small product sales, such as the Egret line. As a result, the Company's goal is to increase the proportion of revenues derived from the provision of services, Blackfin products, parts and large yacht sales relative to small product sales. Revenge's success in increasing its service revenues will depend primarily on the acceptance by the relatively small group of large yacht owners and purchasers of the Revenge brand, identity, product and reputation. To the extent that Revenge does not successfully increase the proportion of revenues attributable to its large yacht and service/repair business, the Company's operating margins may be adversely affected. The Company has also recently implemented a more sophisticated cost-based methodology for pricing its services. If service revenues do not increase sufficiently or the Company fails to accurately price its services, the Company's business, operating results and financial condition would be materially and adversely affected. In addition, customer acceptance and strong sales of Blackfin products and the ability to find an efficient retail mechanism or dealer network for Blackfin sales will have a substantial impact on revenues.

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

         INTENSE COMPETITION. The marine product and services industry is intensely competitive. Revenge expects competition to intensify in the future. As an integrated product and service provider, Revenge competes with sellers of used motor boats and yachts, manufacturers of new products, and existing service providers. Management is not aware of any company which would compete directly in every phase of the Company's operations. Instead, Revenge faces competition from a number of different sources and on different levels. Viking, Travis Boats, Brunswick, and Cabo all compete with Revenge in boat products. In addition to these large national companies, Revenge also competes against numerous regional and local companies in the service, refurbishing and dockage areas and many of these competitors have longstanding customer relationships. For the smaller, less expensive boats, there is intense competition both from other boat builders of similar size as well as from alternative craft that might compete with flats-boats and small yachts.

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

         WARRANTY RISKS. The Company has begun implementing and intends to expand the use of quality and product consistency controls. Nevertheless, Revenge incurs significant exposure with the introduction of new production models. Revenge will in all likelihood be obligated to correct any design or manufacturing imperfections for a long period and at great expense in order to develop and maintain its reputation for quality, accountability and service As a result, the Company must accurately estimate the resources required to provide service on any warranty or repair work it is forced to provide. Failure by the Company to estimate accurately support expenses or warranty costs could have a material adverse effect on the Company's business, operating results or financial condition.

         HIGH DEGREE OF LEVERAGE; FUTURE CAPITAL NEEDS. The Company requires substantial capital to fund its business and, in particular, to finance product development, mold retooling, acquisition integration, accounts receivable, capital expenditures, salaries and lease payments on its Miami and Dania facilities. To date, the Company has relied on an influx of equity and debt to finance its business and its expansion. As a result, the Company is highly leveraged.

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

         YEAR 2000. Based on a review of its existing information systems, Revenge does not anticipate that it will incur significant costs in connection with bring its information systems into compliance with Year 2000 requirements. Most of Revenge's software is non-customized third-party software. However, there is no guarantee that Revenge will not experience disruptions in its operations due to a failure of its vendors, key suppliers, lenders, utility providers or dealers in addressing their individual Year 2000 compliance issues effectively.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Revenge is a party to that certain Loan and Security Agreement entered into with FINOVA Capital Corporation ("FINOVA") dated October 23, 1998 and filed as Exhibit 4.2 to Revenge's report on Form 10 filed with the Securities and Exchange Commission ("SEC") on October 28, 1998. Revenge has received multiple notices of default from FINOVA and is in multiple defaults, including non-payment of principal and interest under the Loan and Security Agreement. Revenge is currently negotiating with FINOVA to allow the sale of part of the assets of Revenge to pay off in full the FINOVA loan. There is no assurance that this negotiation will be successful. FINOVA could enforce its rights regarding a default at any time.

         Revenge is in mutiple defaults, including non-payment of rent, under its Lease with Miami River Parnters, Ltd. Revenge has received an acceleration notice on the lease as well as a termination notice. Revenge is currently in negotiations with Miami River Partners to cure the defaults. There can be no assurance that the defaults will be cured. Miami River Partners could enforce their rights under the Loan and Security Agreement at any time.

         On February 11, 1999, Revenge entered into an Agreement and Plan of Reorganization with First Chance Marine Finance, Inc., a Florida Corporation, ("First Chance") whereby Revenge would issue and exchange 9,363,693 shares of Revenge common stock, par value $0.001, for all of the issued and outstanding capital shares in First Chance. Revenge and First Chance entered into a Rescission Agreement rescinding the Merger effective June 4, 1999. The Rescission Agreement is attached hereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Reports on Form 8-K. 2 reports on Form 8-K were filed during the quarter ended March 31, 1998. One report on Form 8-K regarding the execution of the Agreement and Plan of Merger with First Chance was filed on February 26, 1999. The other report on Form 8-K concerning the closing of the Merger with First Chance was filed on March 29, 1999.

     b. Exhibits

        10.1 Rescission Agreement by and between First Chance Marine Finance, Inc. and Registrant, effective June 4, 1999.

        27.1 Financial Data Schedules

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 20, 1999                   REVENGE MARINE, INC.



                                      By  /s/ William C. Robinson
                                          -------------------------------------
                                          William C. Robinson
                                          President and Chief Executive Officer