Form 10-K
period 1999-06-30
REVENGE MARINE INC
filed 1999-11-05
CIK 1059899

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                            (305) 643-0334, EXT. 127
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                                YES [X]        NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting and non-voting common equity of the registrant held by non-affiliates of the registrant, as of June 30, 1999, was $1,481,500.

         Number of shares of Common Stock, $.001 par value, outstanding as of June 30, 1999: 10,898,810.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                         Exhibit list begins on page ___

===============================================================================

Part I

         Item 1. Business


COMPANY HISTORY

         Revenge Marine, Inc., a Nevada corporation ("Revenge" or the "Company") was originally incorporated as a Nevada Corporation in December, 1979 as Contracap, Inc. Revenge then changed its name several times. In November, 1994, Revenge changed its name to Global Energy Organization Corporation. In January, 1998, Global Energy Organization Corporation entered into a stock exchange agreement with Revenge Marine, Inc., (formerly Revenge Yachts, Inc.), an Oklahoma corporation subsequent to which Global Energy Organization Corporation changed its name to Revenge Marine, Inc. Prior to January, 1998, neither Revenge Yachts, Inc. nor Global Energy Organization Corporation had any significant assets. Prior to January, 1998, Revenge had not engaged in significant activity involving the Yachting or Marine Industries. In January, 1998, Revenge restated its purpose as providing consulting services and investment opportunities in the Yachting and Marine industries.

         Revenge began a strategy of identification, acquisition and consolidation of marine industries. In May of 1998 Revenge entered into a stock exchange agreement with Consolidated Marine, Inc., a Florida Corporation ("Consolidated"), whereby Revenge acquired all of the outstanding stock of Consolidated in exchange for 636,942 shares of common stock in Revenge. Consolidated was a custom and production yacht builder, as well as a re-fitter and repairer of large watercraft. Revenge acquired Consolidated as the first acquisition in a series of acquisitions of marine manufacturers with the purpose of creating a leading marine manufacturing, repair and marketing organization that could serve diverse customer demands and offer a wide-range of products and services efficiently.

         Revenge entered into a stock exchange agreement with Egret Boat Company, a Florida Corporation ("Egret"), whereby Revenge acquired all the outstanding stock of Egret in exchange for 955,414 shares of common stock in Revenge. Egret was a production manufacturer of advanced composite motorized flats boats of less than 35 feet in length. In August, 1998, 180,692 additional shares were issued to Egret and Consolidated to complete the combined transactions and the full payment of the consideration specified in the stock exchange agreements.

         In September, 1998, Revenge entered into an agreement to purchase Consolidated Yacht Corporation, which contained within it certain assets that were not included in the Consolidated Marine, Inc. acquisition, but which added refurbishing, repair and production capability to what had been acquired in the Consolidated Marine, Inc.
acquisition.

         In October of 1998, Revenge incorporated Revenge Marine, Inc., a Delaware corporation ("Revenge Delaware"). At the time of its incorporation, Revenge Delaware was not intended to be a wholly-owned subsidiary. It was intended that stock from Revenge Delaware be issued to shareholders of Revenge in exchange for the marine assets of Revenge which were to be vended into Revenge Delaware under an asset purchase agreement. Revenge then intended, once the divestiture of its marine holdings was complete, to merge with a telecommunications corporation. However, no aspect of this transaction was ever consummated in any fashion. For the reasons stated in this paragraph, certain of the commitments of Revenge, to Finova Capital Corporation and Detroit Diesel Corporation, were issued jointly from Revenge and Revenge Delaware or just from Revenge Delaware. Revenge Delaware assigned all assets and liabilities to Revenge Nevada and is now a dormant shell.

         In October of 1998, Revenge had an option to purchase the assets of Blackfin Yacht Corporation ( the "Blackfin Assets") from Detroit Diesel Corporation. The option expired. Subsequent to the expiration of the option, Revenge sold the option to Revenge Delaware for its purchase price, $100,000. Detroit Diesel honored the expired option and on Friday, October 23, 1998, Revenge Delaware purchased the Blackfin Assets for a purchase price of $1,005,445 in cash and 545,455 warrants to acquire Revenge common stock exercisable at an exercise price of $6.44 per share. In addition, Revenge Delaware granted Blackfin Yacht Corporation a 2% fee of the per unit sale price for each vessel produced from the Blackfin Assets. Revenge Delaware also granted certain demand and piggyback registration rights to Blackfin Yacht Corporation for the warrants issued in the asset purchase. The Blackfin Assets provided a line of mid-size fiberglass yachts, from 27 to 48 feet. In addition, there was a dealer network for Blackfin products, which are visually unique and have a high level of brand identification. The completion of the three acquisitions outlined above and the assignment of Revenge Delaware's assets and liabilities to Revenge Nevada gave Revenge the capability to produce a wide range of high technology motor yachts and motor boats, ranging from 110 foot custom yachts to 16 foot flats boats.

           Consistent with its philosophy of acquiring and streamlining synergistic marine enterprises, Revenge entered into a long-term lease with an option to purchase on an 8.67 acre marine facility in Miami, Florida in July of 1998. Revenge consolidated its acquisitions and many of its operations in the Miami facility and therefore felt itself positioned to take advantage of economies of scale, improved production efficiencies and elimination of redundancies. In addition to the Miami facility, Revenge maintained a facility in Dania, Florida. Revenge continued to identify and explore other marine acquisitions that were consistent with its objectives.

         In February of 1999, in an effort to further streamline operations, Revenge closed its facility in Dania and consolidated its operations in the Miami facility. It was hoped that this move would lower operating costs and allow Revenge to begin to operate its Blackfin and Egret manufacturing facilities profitably, while utilizing the extensive capacity of the Miami facility to significantly increase the volume of repair and refurbishing of yachts being done by its Consolidated Marine division.

         In December of 1998, Revenge became aware that South Florida Yacht Sales and Harbor Yacht Sales were not going to provide sufficient dealer organization and resources to promote the Revenge products. Therefore, Revenge began seeking candidates to act as dealers for its products. Consistent with its long term vision of consolidation in the marine industry, the decision was made to acquire a network of existing dealerships in order to stabilize the revenue stream of Revenge, to diversify the outlets for its products and to capture the additional margin normally retained by retail dealers from sales of Revenge products.

         On February 11, 1999, Revenge entered into an agreement and plan of reorganization (the "Merger Agreement") with First Chance Marine Finance, Inc., a corporation organized under the laws of the State of Florida ("First Chance"), and First Chance Marine Finance Acquisition, Inc., a corporation organized under the laws of the State of Delaware ("Merger Sub") and a direct wholly owned subsidiary of Revenge. Pursuant to the Merger Agreement, (i) Merger Sub was to be merged (the "Merger") with and into First Chance and First Chance was to become a wholly owned subsidiary of Revenge, and(ii) each issued and outstanding share of capital stock of First Chance would be converted into the right to receive shares of common stock, par value $.001 per share, of Revenge ("Revenge Common Stock")or shares of preferred Stock of Revenge ("Revenge Preferred Stock"), par value $.001 per share, upon the terms set forth in the Merger Agreement. A total of approximately 9,363,693 shares of

Revenge Common Stock or Revenge Preferred Stock convertible into Revenge Common Stock were to be issued to former holders of capital stock of First Chance pursuant to the Merger. The Merger was concluded on March 16, 1999. However, no integration of First Chance and Revenge ever took place and the companies were operated as separate entities. It was the intention of Revenge that the combined companies would engage an underwriter to conduct a secondary offering of convertible preferred or common stock of Revenge in the range of $10,000,000 and that this sum would be used to develop and implement a marketing strategy for the Internet, to fund the expansion of a more robust retail network, to target, initiate and consummate other strategic acquisitions, to retire its $2.1 million dollar indebtedness from Finova Capital Corporation, to service approximately $750,000 in accounts payable and to make substantial capital and infrastructure improvements.

         At the time of the Merger, Revenge was experiencing severe liquidity problems and had difficulty remaining current in its financial obligations. The principals of First Chance had committed to a best efforts interim financing of $2 to $3 million dollars and an initial capital contribution to Revenge of $1,000,000, $666,666 of which was to be used to fund the marine operations of Revenge. Only $450,000 of these funds were ever delivered and First Chance was unable to procure any interim financing for the combined companies. In addition, the underwriter which was to complete the secondary offering indicated in April of 1999 that they were no longer interested in providing any assistance to the combined companies. The board of directors of Revenge concluded in May of 1999 that the rescission of the merger would be in the best interests of the shareholders of Revenge.

         On June 4, 1999, Revenge entered into an agreement to rescind an attempted merger with First Chance Marine Finance, Inc. ("First Chance"), a Florida corporation. Pursuant to this agreement, Revenge issued a total of 1,696,000 shares of its common stock, valued at $1,450,000 to First Chance and its associates. First Chance, which had previously advanced Revenge $450,000 in cash, issued 500,000 shares of its common stock, valued at $1,000,000 to Revenge. The 500,000 shares issued to Revenge equate to approximately 7% of First Chance's total outstanding common stock at June 30, 1999.

         Revenge had been approved in the winter of 1998 for an Industrial Revenue Bond issue for approximately $9,000,000 from Miami-Dade County, subject to Revenge's ability to find credit enhancement for the bond issue. Revenge attempted to find such credit enhancement, but was unsuccessful. Without the bond proceeds, without any interim financing proceeds, with insufficient sales of its marine products and with less than anticipated revenue from service and repair, Revenge was unable to meet many of its obligations. In July of 1999, Revenge was no longer able to service the lease payments for the Miami facility. Although Revenge's payments to Finova were on an interest only basis through June 30, 1999, Revenge was unable to resume either principal or interest payments to Finova and the Finova loan was accelerated in July of 1999.

         In June 1999, Revenge resolved to discontinue its marine operations and to sell substantially all of its assets. The assets were disposed of through the rescission of the Consolidated Yacht Corporation ("CYC") acquisition and through two cash sales totaling $2,200,000 in August 1999. Virtually all of the marine assets were disposed of during these sales and Revenge was left with 500,000 shares of common stock in First Chance as its only significant asset.

         In August of 1999, the Board of Directors and officers of Revenge resigned, with the exception of President and director William C. Robinson. As of September, 1999, Revenge had no full-time employees other than Mr. Robinson. Mr. Robinson is presently engaged in settling the previous payable obligations of the marine operations of Revenge.

         On August 24, 1999, Revenge entered into a letter of intent
("LOI") with Reel Fishing Corporation ("Reelfishing"), a Delaware corporation, concerning a merger between Revenge and Reelfishing. Under the terms of the LOI, Revenge would acquire all of the issued and outstanding shares of Reelfishing in exchange for (1) a loan of $250,000 and (2) 65% of the capital stock of Revenge. There were a number of conditions to the merger, including the funding of a loan of $250,000 from Revenge to Reelfishing. Under the LOI, Revenge was to have made the loan to Reelfishing on or before September 7, 1999. This transaction has been abandoned by the parties and will not proceed.

         Revenge now intends to concentrate its efforts on the Internet and information technology sectors of the marine and other recreational products industries. The long term plan of Revenge is to leverage international relationships with marine entities and with existing marine manufacturers to create a business to business e-commerce internet site for the marine industry and a related site for consumers and sport fishing enthusiasts. Revenge is actively seeking acquisition candidates in the marine and recreational products industries who have a desire to enhance the internet presence of their businesses. Revenge is actively involved in negotiating joint venture and collaboration agreements with high profile web design companies, e-fulfillment and e-shipping concerns and other entities involved in the internet commerce industry.

(a) Financial Information about Industry Segments

Revenge derived 100% of its revenue and sustained 100% of its loss in the marine industry segment. Reference is made to the consolidated financial statements included in this report on Form 10-K.

COMPETITION

         As Revenge is no longer competing in the marine manufacturing industry, information relevant to competition for Revenge now relates only to the intended information technology, internet related opportunities that Revenge is currently pursuing. The information technology services and internet industry is intensely competitive and Revenge's management believes competition will intensify in the future.

         If Revenge is able to become an independent provider of internet website features, e-commerce capability and business to business marketing assistance to marine and recreational product industry segments, Revenge will compete with companies which can provide a combination of product procurement and services such as existing marine manufacturers with internet capabilities as well as sophisticated competitors in the internet and e-commerce site development and maintenance industry. The principal competitive factors in the Revenge's new industry include the breath, quality and consistency of service offerings; website design, strategic relationships, working capital, marketing effectiveness, pricing; and expertise and size of technical, graphic, computer programming and systems integration and information technolgy workforces.

OTHER COMPETITORS

         Boating.com, Yachting.com, the dupontregistry.com, boatstore.com, powerboats.com and fishing.com compete in the segment that Revenge intends to enter. These are established websites whose infrastructure has already been built and who have already built significant relationships with resellers and manufacturers. There are significant barriers to entry for Revenge in competing with well-financed, established marine e-commerce sites.

         Most of Revenge's competitors have greater financial, technical and marketing resources and have in-country operations to service international customers. As a result, such companies may be able to respond more quickly to new or emerging technologies and changes in customer needs or devote more resources to the development, promotion and sales of their services than the Company. In addition, competition could result in price decreases and depress gross profit margins in the industry. Further declines in Revenge's gross margins may exacerbate the impact of fluctuating net revenues and operating costs on Revenge's operating results and have a material adverse effect on Revenge's business, operating results and financial condition.

SERVICES

         Revenge is not presently providing any services, though it hopes to establish itself as a source for members of the marine and recreational products industries who want access to the internet and the potential exposure that a well-designed, well-integrated web presence can project.

         Like US WEB/CKS, the number one provider of websites and turnkey web solutions to the Fortune 500, Revenge intends to acquire existing web developers in the marine and recreational products industry to establish a competitive position quickly and without difficulty.

         Outsourcing Web Services. Outsourcing -- or hiring outside experts to manage web development, procurement, e-commerce, internet marketing, website hosting and other information technology functions -- is becoming more common among enterprises worldwide. Yet Revenge believes there is a significant opportunity to provide this web outsourcing to the marine and recreational products industries, which tend traditionally to have weak information technology staffs. Revenge hopes to provide customers with Outsourcing Services generally under long term contracts, allowing a stable stream of revenue and a base of relationships in the marine and recreational products industries that will add value to new clients. Internet Outsourcing Services are typically provided through a mixture of on-site and centrally managed resources. Revenge can be the central manager of marine industries web projects and presence. Revenge believes that the fragmentation in the marine industry and lack of effective trade groups and marketing strategies leaves a central web development out source as well as a central marine portal desirable for a wide range of industry consumers. However, Revenge anticipates that it will incur significant initial costs consisting of both personnel costs and capital expenditures in developing this plan.

Recreational Products Superportal

         Revenge intends to use the webhosting, web development and information technology outsourcing relationships that it will develop to add substance and connectivity to its planned recreational super portal. Each of the relationships that Revenge establishes with marine industry companies who wish to take advantage of the web will also provide a content relationship for the umbrella recreational superportal. Revenge will derive revenue from this super portal through advertising and e-commerce revenue.

Consulting Services

          Revenge intends to provide customers with analysis, design, implementation, integration and optimization services on a project-by-project basis, covering all potential internet needs of its customers. These services might include: (i) design, installation and upgrade of internet websites and e-commerce sites in the marine industry; (ii) implementation of messaging and internet/intranet technologies; (iii) comprehensive support to assist customers with their web hosting, updating, order fulfillment needs, systems, network-based applications and connectivity;
(iv) design and installation of network, systems and enterprise management solutions for the marine and recreational products industry.

TRAVEL

         Revenge intends to develop a fully integrated, comprehensive recreational travel, yacht charter and vacation website which will offer compelling content, commerce and community for the recreational traveler.

         Revenge seeks to become a leading on-line community for recreational travelers and vacationers worldwide by offering consumers superior content and the largest database of vacation products on the Internet. Revenge intends to focus on the sale of vacation travel packages involving recreation, sports fishing, boating and golf, which offer higher gross margins than airfare, hotel and car rental reservations individually. Of course, Revenge also intends to offer our customers the ability to purchase individual airline tickets and make hotel and rental car reservations, through a value-added, entertainment and information driven user interface that contains elements currently absent in most mainstream e-travel sites. Revenge intends to develop a number of innovative techniques to draw initial visitors to the site, to maintain their interest and to cause them to return to the site again and again. These techniques might include television programming, national and in-flight magazine advertisements, CD ROM mailers, personalized travel club branding including frequent purchaser/site visitor rewards, a referral program, banner advertisements, Sunday Travel Auctions, an on-line geography game, travel related equipment and apparel, video clips and virtual visits, travel tips, currency exchange rates, an on line travel library, weather forecasts, location maps and concierge service, fishing tournament information, professional golf statistics and course evaluations, on-line tee times and yacht charter and pricing information.

         Revenge hopes that by a focus on recreational sports related travel, Revenge will create a niche market that captures an audience not currently served by other on-line travel agencies. Most on-line travel sites are simply airline reservation systems with little in the way of true value added content. Revenge will create its own branded travel vacation experience, so that a Revenge vacation tends to have positive brand qualities associated with it due to our consistently demanding standards from vacation providers, ease of use, one-stop shopping, competitive prices and exotic, well-packaged destinations that become synonymous with recreational sports. Rather than a blank screen offering unstructured and fragmented choices, Revenge will become a trusted recreational vacation adviser, giving gentle recommendations, providing needed advice and encouraging, through magazine, television and banner teaser ads, Revenge's brand identification.

         The twenty-four hour nature of the Internet and the easy one-click design of the Revenge site will allow for and encourage midnight surfing, "impulse click and buys", and designation as the browser default home page for boating, recreational sports, golf, active vacation and travel enthusiasts. Revenge intends to combine this content with strategic acquisitions, partnerships and a unique, outstanding multi-media campaign, to become a leading portal for recreational sports travel related consumer products, featuring sports and boating travel related news and information, travel tips, chat rooms, on-line auctions and a robust e-commerce marketplace for travel related equipment, merchandise, apparel, and accessories. Revenge hopes to build a website which functions as a place where sportsmen, fishermen, golfers, travelers and travel enthusiasts can interact, explore compelling and relevant content, and shop. The recreational sports traveler and sports vacation community represents one of the most appealing demographic groups on the world wide web in terms of income and purchasing power. This community drives our recreational sports and boating travel revenue growth and positions us to be a leading channel for marketers, merchants, and advertisers that are increasingly looking to the Internet to reach our demographic database.

OPERATIONS

         Presently, Revenge has very little in the way of current operations. Although there are significant plans to establish an operating internet/e-commerce entity, these plans have not yet been executed and the right merger or acquisition match has not yet been found to fulfill the Revenge Marine operational vision.

PRICING OF SERVICES

         Revenge has not yet determined how it might price its services.

SALES AND MARKETING

         Revenge intends to target its marketing efforts primarily at senior level executive, financial and information management personnel in the marine and recreational products industries.

         Revenge intends to pursue a strategy of building alliances, joint ventures, content swapping deals and strategic collaborations with the most prominent providers, portals, designers and auction sites on the Internet.


VENDOR RELATIONSHIPS

         Presently, Revenge believes that its relationships with vendors and suppliers in the marine industry are rather strained due to the lack of working capital and outstanding commitments that Revenge has to its previous vendors. However, Revenge is presently engaged in rectifying this situation and believes that the personal relationships of its President, William C. Robinson, in the internet and recreational products industries will help to establish Revenge's position as an independent provider of internet Design, integration management services as well as the operation of its marine and recreational products superportals.

Employees

         As of June 30, 1999, the Revenge had approximately 18 full time employees. Presently, however, Revenge has one full-time employee, its President, William C. Robinson. However, as soon as Revenge has concluded its negotiations with its previous marine vendors, Revenge intends to actively recruit veterans of the internet, marine and recreational products industries to assist in the development of the Revenge internet strategy. It is anticipated that a significant number of these employees will be hired by means of a merger or acquisition.

         Of course, the high technology nature of the Revenge's contemplated business requires the recruiting and training of a significant number of qualified technical personnel. Revenge will have to rapidly hire a significant number of technical personnel to staff projects at customer sites, on the marine and recreational superportals and support e-commerce fulfillment and marketing. Competition for qualified technical and sales personnel is intense, as Revenge competes with other service providers, as well as with its own customers. The growth of the internet has created a premium for a computer skilled workforce.

         Revenge's voluntary employee turnover for Fiscal 1999 is difficult to estimate as Revenge dismissed its full-time employees due to financial difficulties. Management estimates that the voluntary employee turnover was less than 10%.

REORGANIZATION AND DIVESTITURE

         GLOBAL ENERGY ORGANIZATION CORPORATION

         In January 1998, Revenge Marine, Inc. (formerly Revenge Yachts, Inc.), an Oklahoma corporation, executed a Stock Exchange Agreement (the "Agreement") with Global Energy Organization Corporation ("Global"), a publicly traded Nevada corporation, which had been inactive for the previous five years.

         Pursuant to the Agreement dated January 23, 1998, Global issued 3,240,000 shares of its $.001 par value common stock in exchange for 100% of the issued and outstanding common stock of Revenge Marine, Inc. As a result of this "reverse acquisition", Revenge Marine, Inc. became a wholly owned subsidiary of Global. In accordance with the terms of the agreement, Global (the Nevada parent) adopted the name "Revenge Marine, Inc."

         BYC ACQUISITION CORPORATION

         Under an agreement dated October 22, 1998, Revenge purchased substantially all of the assets and certain liabilities of BYC Acquisition Corporation ("BYC"), a Delaware corporation. In consideration of the transfer of assets and liabilities, Revenge paid $1,005,455 in cash and issued a warrant entitling BYC to purchase up to 545,455 shares of Revenge's common stock at an exercise price of $6.44 per share at any time through October 22, 2001. The agreement also called for Revenge to pay a 2% of sales price fee on all Blackfin sales to BYC for a period of three years from the agreement date. The assets acquired consist primarily of boat molds and shop equipment.

         The purchase agreement was terminated pursuant to a replacement agreement dated June 30, 1999, whereby all assumed liabilities were paid by the issuance of preferred shares to BYC, the stock warrant was returned to Revenge, and Revenge's obligation for any accrued fees on Blackfin sales was terminated. In consideration of the termination of the purchase agreement, Revenge issued to BYC 1,206 shares of its Series B Cumulative Convertible Preferred Stock and issued a warrant to purchase up to 1,500,000 shares of Revenge's common stock at an exercise price of $0.37 per share. Further, Revenge is obligated to pay BYC a fee equal to 1% of its total revenues from all sources for the period from April 1, 1999 to April 30, 2002.

         CONSOLIDATED YACHT CORPORATION, INC.

         On September 8, 1998, Revenge purchased substantially all of the assets of Consolidated Yacht Corporation, Inc. ("CYC") in exchange for a promissory note in the amount of $458,162. The president of CYC was a related party to Revenge as further disclosed in Note 7.

         The purchase agreement was terminated by means of a rescission agreement dated June 30, 1999. The rescission agreement called for the return of all purchased assets, the cancellation of the promissory note, and the immediate vesting of stock options held by the president of CYC.

         Further, an automobile was transferred to CYC in exchange for monies advanced to Revenge by CYC's president. CYC's president returned 895,333 shares of stock to Revenge, which had been issued to him pursuant to Revenge's acquisition of Egret Boat Company and Consolidated Marine (see following disclosures). CYC will assume the lease on Revenge's operating facility. In an amendment to the original agreement which was signed on October 18th allowed Jim Gardiner, Consolidated's owner to keep the originally canceled shares for the assumption of $175,000 in debt and all liabilities related to the Miami Facility.

         FIRST CHANCE MARINE FINANCE, INC.

         On June 4, 1999, Revenge entered into an agreement to rescind an attempted merger with First Chance Marine Finance, Inc. ("First Chance"), a Florida corporation. Pursuant to this agreement, Revenge issued a total of 1,696,000 shares of its common stock, valued at $1,450,000 to First Chance and its associates. First Chance, which had previously advanced Revenge $450,000 in cash, issued 500,000 of its common stock, valued at $1,000,000 to Revenge. The 500,000 shares issued to Revenge equate to approximately 7% of First Chance's total outstanding common stock at June 30, 1999.

         EGRET BOAT COMPANY, INC.

         Pursuant to a stock exchange agreement dated May 21, 1998, Revenge issued 955,414 shares of its common stock, valued at $1,500,000, in exchange for all of the outstanding shares of Egret Boat Company, Inc., a Florida corporation. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and liabilities are included with consolidated operations from the date of acquisition. The purchase price was allocated as follows:

     Property and equipment                              $  117,547
     Working capital, net                                    20,061
     Other intangible assets                              1,362,392
                                                         ----------

     Total                                               $1,500,000
                                                         ==========

         CONSOLIDATED MARINE, INC.

         Pursuant to a stock exchange agreement dated May 27, 1998, Revenge issued 636,942 shares of its common stock, valued at $1,000,000 in exchange for all of the outstanding common shares of Consolidated Marine, Inc. (CMI), a Florida corporation. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and liabilities are included with consolidated operations from the date of acquisition. In August 1998, the purchase price was renegotiated and an additional 180,692 shares of Revenge stock valued at $237,068 were issued to CMI. The revised purchase price was allocated as follows:

     Organization costs                                $      500
     Other intangible assets                            1,236,568
                                                       ----------

     Total                                             $1,237,068
                                                       ==========

BUSINESS FACTORS

         Investors should carefully consider all of the information contained herein, including the following business factors. In addition, this Form 10-K contains certain forward looking statements and trend analysis based on current expectations. Actual results may differ materially due to a number of factors, including those set forth below.

High Degree of Leverage; No working Capital; No Employees; No Facilities; Future Capital Needs

         As of June 30, 1999, after giving effect to the cash sales of the marine assets, the application of the net proceeds there from, Revenge had outstanding indebtedness of approximately $1.1 million. Management is currently in the process of settling for equity the majority of this debt. However, there can be no assurance that this re-negotiation will be successful. This leverage may have several important consequences for the Revenge, including, but not limited to, the following: (i) Revenge's ability to obtain additional financing in the future for working capital, acquisitions, capital expenditures, general corporate or other requirements may be limited or impaired; (ii) a substantial portion of Revenge's cash flow from operations will be dedicated to servicing its indebtedness; and (iii) Revenge's ability to withstand competitive pressures or adverse economic conditions, and to take advantage of future business opportunities that may arise, may be negatively affected. The Company's inability to service its indebtedness or obtain additional financing, as needed, on favorable terms would have a material adverse effect on the Company's business, operating results and financial condition.


Fluctuations in Operating Results

         Revenge's operating results have varied in the past, and Revenge expects its operating results to continue to fluctuate. Revenge's net revenues may fluctuate due to a variety of factors, including the success of Revenge at attracting new investment and new customers, the rate at which Revenge hires new employees, the amount Revenge is required to spend on development of its super portals and the amount of indebtedness Revenge is able to settle for equity. Once Revenge's internet operations commence, Revenge's operating results may be especially sensitive to changes in the margin mix of services sold and the level of its operating expenses. Revenge's operating expenses may fluctuate as a result of numerous factors, including the timing and rate of new employee hiring, the utilization rate of service personnel and competitive conditions. Revenge's costs are unknown in the near term, and Revenge may be unable to adjust spending in a timely manner to compensate for an unexpected revenue shortfall. As a result, revenue shortfalls may have an immediate and disproportionate adverse effect on operating results. In addition, if Revenge spends to build its capabilities to support higher revenue levels, Revenge's near term operating results will suffer until it achieves its revenue goals. Due to all of these factors, Revenge believes that its operating results are likely to vary.

Intense Competition

            Boating.com, Yachting.com, the dupontregistry.com, boatstore.com, powerboats.com and fishing.com compete in the segment that Revenge intends to enter. These are established websites whose infrastructure has already been built and who have already built significant relationships with resellers and manufacturers. There are significant barriers to entry for Revenge in competing with well-financed, established marine e-commerce sites.

         Most of Revenge's competitors have greater financial, technical and marketing resources and have in-country operations to service international customers. As a result, such companies may be able to respond more quickly to new or emerging technologies and changes in customer needs or devote more resources to the development, promotion and sales of their services than the Company. In addition, competition could result in price decreases and depress gross profit margins in the industry. Further declines in Revenge's gross margins may exacerbate the impact of fluctuating net revenues and operating costs on Revenge's operating results and have a material adverse effect on Revenge's business, operating results and financial condition.

Need to Recruit and Retain Management, Technical and Sales Personnel

         Revenge believes that its future success depends, to a large extent, upon the efforts and abilities of its executive officers, managers, technical and sales personnel which it intends to hire shortly. Failure by Revenge to attract and train skilled managers, technical and sales personnel on a timely basis, or the inability of Revenge to attract such personnel, could materially adversely affect Revenge's business, operating results and financial condition.

Control by Principal Stockholders

         The President of Revenge, William C. Robinson and his family and trusts related to his family beneficially own substantially in excess of a majority of the outstanding shares of common stock, $.001 par value, of Revenge (the "Common Stock"). As a result, Mr. Robinson is able to control the election of members of Revenge's Board of Directors and generally exercise control over Revenge's corporate actions.

Year 2000 Readiness

         Revenge intends to use a significant number of computer software programs and operating systems in its internal operations, including applications used in internet web design, web hosting and financial business systems and various administration functions. As the Year 2000 approaches, each of these computer systems may be affected in some way by the rollover of the two-digit year value to "00". If these systems are unable to properly recognize date sensitive information when the year changes to 2000, they could generate erroneous data or fail. Revenge intends to utilize both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance.

         Revenge intends to classify its Year 2000 project into five phases: inventory, assessment, renovation, validation and implementation. Inventory is the process in which all electronic/computer components are defined for all systems (information technology and non-information technology). Assessment is the process in which all components are classified as either "Y2K-ready" or not. Renovation is the process in which systems undergo necessary upgrades or replacements or are retired. Validation is the process in which renovated systems are tested within Revenge's infrastructure to validate that either the readiness assessment is correct or that the renovated system or component can be integrated without causing or being affected by a Year 2000 impact. Implementation is the process in which a prepared system is installed into the Company's production environment and is utilized to support business operations.

         Revenge has not yet completed any of the above steps and may not be able to do so before December 31, 1999. Revenge has no basis, since its information technology operations have not yet commenced, of what it will spend on Year 2000 remediation.

         In addition to intending to upgrade its own systems, Revenge intends to contact certain significant customers and suppliers to determine their Year 2000 readiness profile if there are customers and suppliers in time to make such an inquiry relevant.

         All potential risks and uncertainties associated with the Year 2000 issue cannot be fully and accurately quantified. Contingency plans will be developed if third party data interchange partners fail compliance testing or if the replacement or renovation of other existing systems is not on schedule. Although Revenge does not believe that any additional costs or potential loss in revenue associated with Year 2000 readiness initiatives will have a material adverse effect on Revenge's business, operating results or financial condition, there can be no assurance that the costs associated with updating software or recovering from potential systems interruptions would not have a material adverse effect on Revenge's business, operating results and financial condition.

Risk Factors Related to Revenge's Internet Plan

         Revenge intends to launch its web site in December, 1999. Revenge has virtually no operating history in the Internet, e-commerce or travel industries available to evaluate its business and prospects. There are many risks, expenses and uncertainties that may be encountered by development stage companies, particularly in the new and emerging Internet market:

         o An evolving and unproven business model;

         o Management of an expanding business in a rapidly changing market;

         o Attract new customers and maintain customer satisfaction;

         o Introduce new and enhanced sites, services, products, content, and alliances;

         o Maintain its profit margins notwithstanding price competition or rising wholesale prices; and

         o Minimize technical difficulties, system downtime and the effect of Internet brownouts.

         To address these risks Revenge must successfully:

         o Develop and extend relationships with manufacturers for merchandise;

         o Develop its web site into a web "community";

         o Develop alliances with celebrities and parties in the recreational products business to provide web site content;

         o Implement an evolving and unproven business model;

         o Establish internal accounting systems and controls;

         o Manage growth; if any;

         o Develop and manage an efficient distribution system;

         o Develop and implement an efficient transaction processing system;
           and

         o Successfully develop and market its new web site.

         If Revenge does not successfully manage these risks, its business will suffer. Revenge cannot assure that it will successfully address these risks or that its business strategy will be successful.

         REVENGE HAS INCURRED LOSSES AND EXPECTS TO INCUR SUBSTANTIAL LOSSES FOR THE FORESEEABLE FUTURE.

         Since inception, Revenge has been operating at a loss for virtually all periods since its inception. Revenge expects that operating losses and negative cash flow will continue for the foreseeable future as Revenge must invest in marketing and promotional activities, technology and operating systems in order to change its revenue model from manufacturing to service related industries. Revenge believes that increasing its revenues will depend in large part on its ability to:

         o Develop and increase consumer awareness of its online community and develop effective marketing and other promotional activities to drive traffic to its web site;

         o Generate advertising revenues from its online community;

         o Develop and Enhance its online travel agency, on-line store, transaction-processing systems and network infrastructure to support increased traffic;

         o Provide its customers with quality content and e-commerce experiences; and

         o Develop strategic relationships.

         Revenge's future profitability depends on generating and sustaining high revenue growth while maintaining reasonable expense levels. Slower revenue growth than Revenge anticipates or operating expenses that exceed its expectations would harm its business. If Revenge achieves profitability, Revenge cannot be certain that Revenge would be able to sustain or increase profitability in the future. Revenge cannot be certain when or if it will achieve sufficient revenues in relation to expenses to become profitable

         REVENGE WILL NEED ADDITIONAL CAPITAL TO FUND ITS BUSINESS.

         Revenge requires substantial working capital to fund its new business ventures into the internet and recreational products service industry and may need more in the future. Revenge will likely experience negative cash flow from operations for the foreseeable future. Revenge does not presently have sufficient working capital to implement its on-line strategy and there can be no assurance that such capital will be forthcoming on terms that Revenge will find acceptable. Revenge needs to raise additional funds through the issuance of equity, equity-related or debt securities and therefore the current shareholders' stock ownership percentage will be diluted. If Revenge is unable to obtain adequate additional financing on reasonable terms, its operations may never commence and Revenge may never become profitable. Revenge cannot be certain that additional financing will be available.

         REVENGE MAY BE UNABLE DEVELOP A COMPELLING WEBSITE OR SUPPORT THE VOLUME ON ITS WEB SITE.

         A key element of Revenge's strategy is to develop a website which will generate a high volume of traffic However, if Revenge is successful in creating such a site, growth in the number of users of its online community may strain or exceed the capacity of its computer systems and lead to declines in performance or systems failure. Revenge has no present systems and is not certain if it will be able to acquire adequate capacity to accommodate rapid growth in user demand. Revenge will therefore need to add hardware and software and to develop and after development, to improve and enhance the functionality and performance of its community, e-commerce, customer tracking and other technical systems. Revenge intends to develop on-line systems and implement new systems as Revenge anticipates new demand. Failure to implement these systems effectively or within a reasonable period of time would result in a failure of Revenge's on-line strategy.

         Revenge must also introduce additional or enhanced features and services to attract and retain customers to its web site. If a new service is not favorably received, its customers may visit its web site less frequently. These new services or features may not function well, and Revenge may need to modify the design of these services significantly to correct errors. If users encounter difficulty with or do not accept its services or features, its business, operating results and financial condition would be adversely affected.

         REVENGE NEEDS TO ATTRACT, RETAIN AND MOTIVATE SKILLED PERSONNEL AND RETAIN ITS KEY PERSONNEL IN ORDER FOR ITS BUSINESS TO SUCCEED.

         Its ability to develop and maintain its web site and other necessary systems depends on its ability to attract, retain and motivate highly skilled technical, managerial and marketing personnel. Competition for skilled software engineers has greatly increased with the emergence of a number of internet retailers and other electronic commerce developments. If Revenge is unable to attract and retain the necessary personnel, its web site and other systems may not operate efficiently. These difficulties could materially and adversely affect its business and results of operations.

         REVENGE'S BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH COMPETITION IN THE MARKETPLACE.

         Revenge can make no assurance that Revenge will be able to compete successfully or that competitive pressures will not damage its business. Its competition includes:

         o Web sites maintained by other online retailers of recreational sports, boating and travel products;

         o Other retailers offering products comparable to those being sold by Revenge; and

         o Internet portals and on-line service providers that feature travel and recreation, such as Expedia, Preview Travel, Travelocity, Cheaptickets.com and Priceline.

         Revenge's competitors are larger than Revenge and have substantially greater financial, distribution and marketing resources. In addition, its competitors may be able to secure products, including airfare, resort accommodations and tour packages from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than Revenge can. Traditional store-based retailers also enable customers to see products in a manner that is not possible over the Internet. Some online competitors may be able to use the Internet as a marketing medium to reach significant numbers of potential customers more effectively than Revenge can.

         REVENGE MAY HAVE DIFFICULTY OBTAINING CONTENT AND MERCHANDISE.

         Revenge wants to offer content to its customers to develop an Internet community. There can be no assurance that Revenge will be able to obtain such content or that Revenge will develop a viable Internet community. If Revenge is not able to develop a viable recreational products and travel based web community, its business, operating results and financial condition may never improve from the present state of virtual non-operation.

         GENERAL ECONOMIC CONDITIONS AND DISCRETIONARY CONSUMER SPENDING MAY AFFECT REVENGE'S PERFORMANCE.

         Revenge's operations depend upon a number of factors relating to or affecting consumer spending for discretionary goods, such as Revenge's products. Revenge's operations may be adversely affected by unfavorable local, regional, or national economic developments or by uncertainties regarding future economic prospects that reduce consumer spending in the markets served by Revenge. Consumer spending on non-essential goods can also be adversely affected as a result of declines in consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, often resulting in disproportionately large reductions in the purchase of discretionary goods. There can be no assurance that Revenge's results of operations would not be significantly adversely affected during any such period of adverse economic conditions or low consumer confidence

         REVENGE'S BRAND MAY NOT ATTAIN SUFFICIENT RECOGNITION.

         Revenge believes that establishing, maintaining and enhancing its brand is a critical aspect of its efforts to attract and expand its online traffic. The number of Internet sites that offer competing services and products increase the importance of establishing and maintaining brand name recognition. Promotion of its web site will depend largely on its success in providing a high-quality online experience supported by a high level of customer service, which cannot be assured. To attract and retain online users, and to promote and maintain its web site in response to competitive pressures, Revenge may find it necessary to increase substantially its financial commitment to creating and maintaining a strong brand loyalty among customers. This will require significant expenditures on advertising and marketing. If Revenge were unable to provide high-quality online services or customer support, or otherwise fails to promote and maintain its web site and online community, or if Revenge incurs excessive expenses in an attempt to promote and maintain its web site, its business prospects, operating results and financial condition would be materially adversely affected.


         REVENGE'S BUSINESS DEPENDS ON CONTINUED GROWTH OF ELECTRONIC COMMERCE.

         Its future revenues and profits, if any, will depend substantially upon the acceptance and use of the Internet and other online services as an effective medium of community and commerce by its target customers. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. Acceptance and use of the Internet and other online services may not continue to develop at historical rates and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products. Revenge's target customer has historically used traditional means of commerce to purchase recreational sports products, services, travel, vacation packages and related merchandise and to obtain recreational products, boating, sports and travel information. For Revenge to be successful, these customers must accept and utilize its online program to provide them recreational products and information.

         In addition, the Internet may not be accepted as a viable long-term marketplace for information and products for a number of other reasons beyond Revenge's control, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet continues to experience significant expansion in the number of users and bandwidth growth requirements, the infrastructure for the Internet may be unable to support the demands placed upon it. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or more sophisticated levels of content (such as streaming video), or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and its online community in particular.

         REVENGE MUST KEEP UP WITH RAPID TECHNOLOGICAL CHANGES THAT AFFECT ELECTRONIC COMMERCE.

         To remain competitive, Revenge must continue to enhance and improve the responsiveness, functionality and features of its online operations. The Internet and the electronic commerce industry are characterized by:

         o Rapid technological change;

         o Changes in user and customer requirements and preferences;

         o Frequent new product, service, and content introductions embodying new technologies; and

         o The emergence of new industry standards and practices.

         The evolving nature of the Internet could render Revenge's intended online community, technology, and systems obsolete. Its success will depend, in part, on its ability to:

         o License leading technologies useful in its business;

         o Develop content, products, and services that appeal to its customers;

         o Develop new services and technology that address the increasingly sophisticated and varied needs of its customers; and

         o Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

         The development of Revenge's web site and other technology entails significant technical and business risks. Revenge may not use new technologies effectively or adapt its online community, technology, and transaction-processing systems to customer requirements or emerging industry standards. If Revenge were unable, for technical, legal, financial or other reasons, to adapt in a timely manner, in response to changing market conditions or customer requirements, its business, financial condition and results of operations could be seriously harmed.

         REVENGE DEPENDS ON THIRD PARTY SHIPPERS, CONTENT SOURCES, COMMUNICATIONS PROVIDERS AND VENDORS TO OPERATE ITS BUSINESS.

         Revenge depends on a number of third parties to deliver goods and services to Revenge and its customers. For example, Revenge will rely on the United States Postal Service, United Parcel Service, Federal Express and other carriers to ship merchandise to its customers. Strikes or other service interruptions affecting one or more of its shippers could impair its ability to deliver merchandise on a timely basis.

         Revenge will depend on communications providers to provide its Internet users with access to its online community. Its online community could experience disruptions or interruptions in service due to failures by these providers. In addition, its users depend on Internet service providers and web site operators for access to its online community. Each of these groups has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to its systems. These types of occurrences could cause users to perceive its web site as not functioning properly and therefore cause them to stop using its services.

         Revenge depends on the ability of third-party vendors to provide it with recreational products, travel and vacation products and related merchandise at competitive prices and in sufficient quantities. Revenge has no relationships presently with such suppliers. Revenge may never develop such relationships. Even if Revenge is successful in developing such relationships, Revenge's suppliers may have limited resources, production capacities and operating histories. Revenge's business could be harmed if its ability to procure products becomes limited.

         REVENGE MAY BE SUBJECT TO SALES AND OTHER TAXES.

         Revenge may not collect sales or other similar taxes for physical shipments of goods into states other than the state where its on-line operations would be based. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on Revenge. In addition, any new operation in states outside Revenge's base of operations could subject Revenge's shipments in such states to state sales taxes under current or future laws. If one or more states or any foreign country successfully asserts that Revenge should collect sales or other taxes on the sale of its products, the resulting tax liability could impair Revenge's business. Any such liability could also include liability for back taxes and penalties, which could cause significant harm to Revenge's financial condition and may require it to restate earnings for prior periods.

         CONFLICTS OF INTEREST MAY OCCUR IN TRANSACTIONS WITH AFFILIATES.

         Revenge may enter into transactions with its affiliates that involve conflicts of interest. Such arrangements would not be negotiated on an arms' length basis. While Revenge intends to enter into any future related party transactions on terms no less favorable than those Revenge could obtain from unrelated third parties, the interests of directors or officers of Revenge or holders of more than 5% of its Common Stock, in their individual capacities or capacities with related third-party entities, may conflict with the interests of such persons in their capacities with Revenge.

         ELECTRONIC COMMERCE IS SUBJECT TO SECURITY RISKS.

         A fundamental requirement of electronic commerce and communications is the secure transmission of confidential information over public networks. Revenge will rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, such as customer credit card numbers. In addition, Revenge intends to maintain an extensive confidential database of customer profiles and transaction information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the methods used by Revenge to protect customer transaction data. If any such compromise of its security were to occur, it could seriously harm Revenge's reputation, business, financial condition and results of operations. A party who is able to circumvent Revenge's security measures could misappropriate proprietary information or cause interruptions in Revenge's operations.

         Revenge may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions. To the extent that activities of Revenge or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage its reputation and expose Revenge to a risk of loss or litigation and possible liability. Revenge's security measures may not prevent security breaches and failure to prevent such security breaches may seriously harm its business, financial condition and results of operations.

         Revenge cannot assure that others will not independently develop substantially equivalent proprietary information and techniques. In addition, Revenge may be required to obtain licenses to certain intellectual property or other proprietary rights of third parties. Revenge cannot assure that any such licenses or proprietary rights would be made available to under acceptable terms, if at all. If Revenge does not obtain required licenses or proprietary rights, Revenge could encounter delays in product development or find that the development or sale of products requiring such licenses could be foreclosed.

         GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD BURDEN ITS
BUSINESS.

         The adoption or modification of laws or regulations applicable to the Internet could harm Revenge's future on-line business. The U.S. Congress recently passed laws regarding children's online privacy, copyrights and taxation. The law governing the Internet, however, remains largely unsettled. New laws may impose burdens on companies conducting business over the Internet. Although its online transmissions generally originate in California, the governments of other states or foreign countries might attempt to regulate its transmissions or levy sales or other taxes relating to its activities. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet and online advertising. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. Revenge also may be subject to regulation not specifically related to the Internet, including laws affecting direct marketers.

ITEM 2.  PROPERTIES.

         Presently, Revenge does not have significant office facilities or operational facilities. Revenge is not currently making lease payments on any facility. Revenge believes that it would be able to occupy a portion of its former facility on the Miami river rent free by accommodation from former director James Gardiner, but there can be no assurance that this will take place. Presently, Revenge's corporate operations, which primarily involve winding down of its previous manufacturing capacity and pursuing the development of its on-line strategy, are conducted from the offices of director William C. Robinson in Tulsa, Oklahoma. Revenge pays no rent for the use of Mr. Robinson's office facilities.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is engaged in legal actions arising in the ordinary course of business. Revenge believes that these actions could result in no more than $79,000 in potential liabilities for Revenge.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during Fiscal 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of June 30, 1999, Revenge had outstanding Common Stock, $0.001 par value, 50,000,000 shares authorized, 10,898,810 and 6,675,720 shares issued and outstanding at June 30, 1999 and 1998 respectively.



MARKET PRICE OF COMMON EQUITY

         The Company's Common Stock, $.001 par value per share ("Common Stock")are listed on the National Association of Securities Dealers Over the Counter Bulletin Board Quotation System ("OTC"). There were approximately 2,546 beneficial holders of the Common Stock. The following table sets forth the high and low closing sale prices of Common Stock, as reported by the OTC, for the periods indicated.

                              COMMON STOCK
                            ----------------
         1998               HIGH        LOW
                            -----     ------

         First Quarter       .00
         Second Quarter      .00
         Third Quarter      3.063     1.370
         Fourth Quarter     2.50      1.031

                              COMMON STOCK
                            ----------------
         1999               HIGH        LOW
                            -----     ------

         First Quarter      1.75       .50
         Second Quarter      .75       .125
         Third Quarter      1.375      .531
         Fourth Quarter     1.062      .437


         The Company has never paid dividends on its Common Stock. The Company has no present plans to pay cash dividends in the foreseeable future and intends to retain earnings for the future operation and expansion of the business. Any determination to declare or pay dividends in the future will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, any contractual restrictions, considerations imposed by applicable law and other factors deemed relevant by the Board of Directors.

         Described below are all sales of securities by the Company during the fiscal year ended June 30, 1999 that were not registered under the Securities Act of 1933, as amended (the "1933 Act"). On the issuance of these securities the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof, based on established criteria for effecting a private offering, including the number of offerees for each transaction, access to information regarding the Company, disclosure of information by the Company, restrictions on resale of the securities offered, investment representations by the purchasers, and the qualification of offerees as "accredited investors."

         In Fiscal 1999, the Company issued 4,223,090 shares of unregistered common stock in offerings described in part Revenge's previous filings on Form 10Q and Form 10. Certain of these issuances are reproduced below. The remainder are contained in Revenge's filings on Form 10 and Form 10Q for issuances during the first three quarters of fiscal year 1999.

         1,696,000 shares of common stock were issued in connection with the merger with First Chance Marine Finance, effective March 16, 1999. Revenge received $450,000 in cash and 500,000 shares of First Chance common stock in exchange for the shares of Revenge common at the conclusion of the rescission of the merger.

         In June, 1999, Revenge issued Series B 10% Cumulative Convertible Preferred Stock, $40 par value, convertible into Common Stock based on a 40% discount to the bid price as listed on the NASDAQ Bulletin Board on the day of conversion; authorized 75,000 shares; 17,330 shares issued and 2,718 shares outstanding at June 30, 1999; liquidation preference equal to the par value of any outstanding shares plus accrued dividends, if any prior to any distributions to Common Stock holders.

         In January, 1999, Revenge issued 630,590 shares of common stock to assignees and affiliates of Roy Meadows at a price per share of $0.12. These shares were issued pursuant to the terms of a convertible debenture which Mr. Meadows purchased from its original holder.

         In January, 1999, Allied Capital Corporation, ("Allied") an affiliate of Director William C. Robinson, converted $200,000 of debt owed by the corporation to Allied into 588,235 shares of common stock of Revenge, pursuant to a resolution adopted by the Board of Directors of Revenge on December 15, 1998, at the then current market price of $0.37 per share.

Options and Warrants to Purchase Common Shares of Revenge

         In December 1998, the Company adopted its 1998 Incentive Stock Plan ("the Plan") under which 2.8 million options to purchase common stock were granted to substantially all full-time employees. The options granted under the Plan extend for 5 years from the date of grant and vest in monthly increments over a period of up to two years. The exercise price was equal to the stock price on the grant date. The Plan is considered to be a non-compensatory plan, as defined by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the year ended June 30, 1999. The options were issued at per share exercise prices between $0.34 and $0.37 per share.

         In June 1999, the Company issued a warrant to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $0.37 per share to Detroit Diesel corporation. The warrant expires June 30, 2002.

         In June 1999, the Company issued a warrant to purchase up to 250,000 shares of the Company's common stock at an exercise price of $0.37 per share in exchange for consulting services relating to the Blackfin Yacht Corporation asset acquisition to Peter Johnson. The warrant expires June 30, 2002.

         In May 1998, the Company granted stock options pursuant to a consulting agreement to purchase 175,000 shares of common stock at $1.00 per share, 175,000 shares of common stock at $1.50 per share, and 175,000 shares of common stock at $2.00 per share to affiliates of Roy Meadows. The options expire December 31, 2000.

         In May 1998, the Company issued a warrant to purchase up to 20,000 shares of the Company's common stock at an exercise price of $1.50 per share as partial consideration for consulting services.

         Information with respect to all stock options and warrants is summarized below:

                                                              WEIGHTED-AVERAGE
                                           SHARES               EXERCISE PRICE
                                           ------             ----------------
Outstanding at inception                        --                  $  --
Granted 1998                               545,000                   1.50
                                        ----------                  -----
Outstanding at June 30, 1998               545,000                   1.50
Granted 1999                             4,550,000                   0.37
                                        ----------                  -----
Outstanding at June 30, 1999             5,095,000                   0.49
                                        ==========                  =====

Options exercisable, June 30, 1998         545,000                   1.50
Options exercisable, June 30, 1999       4,373,054                   0.51

Item 6. Selected Financial Data

         The following table sets forth selected historical financial data of the Company as of the dates and for the periods indicated. The selected financial data of the Company were derived from the audited consolidated financial statements included herein. The selected consolidated financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and related notes thereto of the Company appearing elsewhere herein.

         Although Regulation S-K, Item 301, indicates that information should be provided for continuing operations, the Registrant has no continuing operations at the present time. Therefore, providing a convenient format to highlight certain significant trends in registrants operations and financial condition may not be helpful, as the operations are no longer continuing. Nevertheless, information for discontinued operations is provided below


Item                                                            Fiscal 1999                 Fiscal 1998
----                                                            -----------                 -----------
Loss from Discontinued Operations                               (3,432,808)                  (318,932)
Loss on Disposal of Assets from Discontinued Operations           (918,047)                        --
Net Loss                                                        (4,350,855)                  (318,932)

Weighted Average Shares Outstanding                              7,129,680                  4,325,237
Net Loss From Operations Per Share                                   (0.61)                     (0.07)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis of the Company's consolidated financial position and consolidated results of operations should be read in conjunction with the Company's Selected Consolidated Financial Information included and the Consolidated Financial Statements and related Notes thereto included herein.

         FORWARD LOOKING STATEMENTS THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS. ADDITIONAL WRITTEN OR ORAL FORWARD LOOKING STATEMENTS MAY BE MADE BY THE COMPANY FROM TIME TO TIME IN FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE. SUCH FORWARD LOOKING STATEMENTS ARE WITHIN THE MEANING OF THE TERM IN SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS MAY INCLUDE, BUT NOT BE LIMITED TO, PROJECTIONS OF REVENUES, INCOME, OR LOSS, ESTIMATES OF CAPITAL EXPENDITURES, PLANS FOR FUTURE OPERATIONS, PRODUCTS OR SERVICES, AND FINANCING NEEDS OR PLANS, AS WELL AS ASSUMPTIONS RELATING TO THE FOREGOING. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "PROJECT," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE. FORWARD LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED. FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN, CONTEMPLATED BY, OR UNDERLYING THE FORWARD LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE. THE FOLLOWING DISCLOSURES, AS WELL AS OTHER STATEMENTS IN THIS REPORT ON FORM 10-K, AND IN THE NOTES TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, DESCRIBE FACTORS, AMONG OTHERS, THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES, OR THAT COULD AFFECT THE COMPANY'S STOCK PRICE.

         RESULTS OF OPERATIONS

         Revenge was originally incorporated as Contracap, Inc., a Nevada corporation in 1979. After undergoing several name changes, Contracap, Inc. became Global Energy Organization Corporation ("Global") which had no business activities as of September, 1998. In January, 1998, the present Revenge entity was created by means of a Reverse merger of Revenge Yachts, Inc., an Oklahoma corporation, into Global, which created Revenge Marine, Inc., a Nevada corporation. Revenge restated its purpose as consolidating marine manufacturing and marketing operations. Revenge completed acquisitions of Egret Boat Company and Consolidated Marine, Inc. in June and August of 1998. These acquisitions gave Revenge manufacturing and repair capabilities.

         In October, 1998, Revenge completed the acquisition of the manufacturing assets of Blackfin Yacht Corporation. Revenge borrowed $2.1 million from Finova Capital Corporation to procure these assets and provide working capital. In October, 1998, Revenge commenced its manufacturing operations in its newly renovated Miami facility and began closing the Consolidated Marine facility in Dania. Revenge was unable to generate sufficient cash flow or revenues to continue its marine manufacturing operations, to service its obligations to Finova Capital Corporation or to pay its lease payments on the Miami facility. Revenge was unable to raise sufficient funds from equity or debt to allow its manufacturing operation to continue. Revenge attempted a merger with First Chance Marine, Inc. in order to increase sales opportunities and investment possibilities for the combined companies in March of 1999. The merger was not successful in achieving these goals and was rescinded in June of 1999. Except for the completion of a few boats in progress which were financed entirely by customers, Revenge ceased its manufacturing operations in June of 1999. Subsequent to the end of the fiscal year covered by this report on Form 10 K, Revenge disposed of its marine manufacturing assets, which constituted substantially all of the Revenge assets, excluding 500,000 common shares of First Chance Marine Finance, Inc.

         With no significant assets and no revenue, Revenge restated its purpose in September of 1999 as developing, coordinating and deploying internet and e-commerce solutions to the recreational products, recreational sports and recreational sports travel market, as well as recreational boating and sports fishing. No operations consistent with the restated purpose have commenced as of the filing of this statement.

         LACK OF COMPARABILITY. For accounting purposes, and as a result of the discontinuations of the manufacturing operations of Revenge, the operational results for Fiscal 1998 and Fiscal 1999 are not comparable. Revenge had just commenced its manufacturing operations at the close of Fiscal 1998. Because operations had just commenced, the relatively modest losses occuring in Fiscal 1998 relative to Fiscal 1999 do not necessarily indicate the development of a new trend.

         REVENUES. Revenge's net loss from operations increased from a loss of $318,932 in Fiscal 1998 to $4,350,855 in Fiscal 1999. The increase was primarily the result of three elements: (i) the 1998 loss did not reflect more than two months of manufacturing operations as opposed to the nearly twelve months of manufacturing operations contained in the Fiscal 1999 loss; (ii) Revenge significantly increased its overhead and expenses with the Blackfin Acquisition and development of the Blackfin manufacturing capability and the opening of the Miami facility; and (iii) Revenge was losing money on each vessel that it built from the commencement of its operations, so that an increase in vessel construction naturally corresponded to a proportionate increased loss.

         LOSS RELATING TO DISCONTINUED OPERATIONS The Company incurred a loss of approximately $3,432,808 from discontinued operations and a loss of $918,047 on the disposal of assets for the year ended June 30, 1999 which were not incurred in 1998, and which the Company believes will not recur in the future. These charges were associated with discontinuation of manufacturing operations and the Company's shift to focus on the internet and related information technology industries.

         INTEREST EXPENSE. Interest expense totaled $155,316 for the year ended June 30, 1999 compared to $8,134 during 1998, an increase of $147,182 or 95%. This resulted primarily from interest on debt attributable to the Blackfin Asset Acquisition and working capital related thereto borrowed from Finova Captial Corporation.

         LIQUIDITY AND CAPITAL RESOURCES The following table sets forth the major components of the decrease in the cash and cash equivalents of Revenge:


Item                                                  1999                 1998
----                                               -----------           --------
Net Cash Used by Discontinued Operations           (1,536,245)           (275,839)
Net Cash used by Investing Activities              (1,499,602)           (108,063)
Net Cash Provided by Financing Activities           2,933,054             486,695
Net Increase (Decrease) in cash                      (102,793)            102,793

         The net decrease in cash for the period can be attributed primarily to the increased overhead of the Miami facility, the expenses associated with establishing and maintaining the Blackfin production line and with servicing the increased overhead of the Miami facility and the Finova obligations. Although Revenge took certain steps during Fiscal 1999 to increase the amount of available cash through financings, it was only able to raise $450,000 from the aborted First Chance merger. Although management took an across the board 15% paycut and laid off nearly 40% of the workforce during the third quarter of 1999, these changes were not sufficient to provide any available cash to the company for its operations.

         OPERATIONAL CHANGES. Management undertook a major restructuring of the Company beginning in late fiscal 1999 with the intent of divesting the Company of its marine manufacturing assets. Some components of the restructuring included the following: Laying off or terminating all of the full-time employees with the exception of Mr. Robinson, ceasing all payment of salary, vacating the Miami facility, selling the manufacturing assets for cash to pay off the Finova debt and attempting to settle the outstanding payables to creditors. Most of these efforts were not commenced until the end of Fiscal 1999 and the beginning of Fiscal 2000. There is no meaningful comparison between the financial results of a non-operating company and those of an operating company and therefore, no meaningful trend can be inferred by financial developments during the last quarter of fiscal 1999.

         CREDIT FACILITIES. The Company's credit facility with Finova Capital Corporation was retired in August, 1999, after the close of Fiscal 1999. In addition, any debts associated with the original acquisition of Egret and Consolidated were disposed of in August of 1999.

         SEASONALITY. Management doesn't believe that seasonality played a meaningful role in the operational results of Fiscal 1999.

         INFLATION. Management believes that there were no significant inflationary price pressures that effected earnings from Fiscal 1998 to Fiscal 1999.

         RECENT ACCOUNTING PRONOUNCEMENT

         The Company does not believe its results for Fiscal 1999 were significantly impacted by any recent accounting pronouncements.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         Revenge does not invest or trade in foreign currency or commodity transactions which would ordinarily be subject to market risk. As Revenge has very little indebtedness presently tied to the prime rate, Revenge would not be immediately effected by increases in the prime rate, except as Revenge began to borrow additional capital to implement its internet and information technology business plans. Revenge believes, however, that its financial instruments are disclosed at their fair values. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. The carrying amount of accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The terms of the Company's notes payable approximates the terms in the market place at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

Item 8. Financial Statements and Supplementary Data

The financial statements are set forth in appendix A hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Officers of the Registrant

The executive officers, directors and other key employees of the Company, and their ages and positions as of June 30, 1999, are as follows:

NAME              AGE      POSITION
----              ---      --------
William Robinson  43       President, Chief Executive Officer, Director and
                             Secretary of Revenge
James Gardiner    43       Vice President and Director of Revenge*
Scott Flanders    54       Vice President and Director of Revenge*

         James Gardiner, Scott Flanders resigned their offices and directorships of Revenge in August of 1999.

         William C. Robinson has served as a Director of Revenge since its present inception in January of 1998. Mr. Robinson has served as President and Chief Excutive Officer of Revenge since February of 1999. Prior to Revenge, Mr. Robinson served as an officer of Maxxon, Inc., a medical device manufacturer from February of 1997 through September of 1998. From February of 1996 until February of 1997, Mr. Robinson served as President of Marine Acquisitions, Inc., a manufacturer of sportfishing yachts. Prior to Marine Acquisitions, Mr. Robinson served as a Vice President of Investments of Prudential Securities.

         James Gardiner has served as a director and vice president of Revenge since July of 1998. For the five years prior to Revenge, Mr. Gardiner was the founder of Consolidated Yacht Corporation, which, under his leadership grew to an $8 million boat builder, re-fitter, and repairer in five years, utilizing advanced composite materials that today lead the industry. Egret Boat has become the recognized quality and design leader in the highly specialized 16' and 18' fishing boat, or "flats boat", industry that sells to affluent fishing enthusiasts. Prior to founding Consolidated and Egret, Jim was a composite materials consultant to Gougeon Bros., a custom builder of boats, plugs, and molds. He has also served as production manager in charge of construction of plugs, molds, and custom fiberglass motor yachts, developing advanced vacuum-bagged, cored fiberglass construction.

         Scott Flanders has served as a director and vice-president of Revenge since July, 1998. Concurrent with his involvement at Revenge, Mr. Flanders has been for more than six years, a sales representative of Lewis Marine, a supplier of parts and accessories to the marine trade.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         The registrant was not supplied with copies of any forms filed by any individuals under section 16(a) of the Securities and Exchange Act of 1934 and has no basis to assess compliance with the same.

Item 11.  Executive Compensation

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth information concerning the compensation paid by the Company during the Company's fiscal years ending June 30, 1999 and June 30, 1998 to the Company's Chief Executive Officer. Note that no other executive officer was compensated in excess of $100,000 per year. No directors were compensated as such.

                  Summary Compensation Table


                                                                   Restricted
                                                 Other Annual        Stock                         LTIP          All Other
Name and Position   Year    Salary      Bonus    Compensation        Awards         SAR's         Payouts      Compensation
------------------  ----    ------      -----    -------------     -----------      -----         -------      ------------
William Robinson   1998          0        0           0                 0                0           0                 0
CEO

William Robinson   1999    $72,000        0           0                 0          605,000           0            $2.900
CEO

Donald Mitchell    1998          0        0           0                 0                0           0                 0
CEO*

Donald Mitchell    1999    $90,000        0           0                 0          300,000           0            $2,900
CEO


* Donald Mitchell served as CEO of Revenge from September, 1998 through February, 1999.

Option/SAR Grants Table


                                     % of total
                                     SARs granted                                        Potention Gain   Potential Gain
Name                Numbe of SARs    to employees     Exercise Price    Expiration          at 5%              a 10%
----                -------------    ------------     --------------    ----------       --------------   ---------------
William C.             605,000          22%              $0.37           12-31-03          $11,192.50         $22,385
Robinson CEO

Donald Mitchell        300,000          11%              $0.34           12-31-03**        $    5,100         $10,200
CEO*


* Donald Mitchell served as CEO of Revenge from September, 1998 through February, 1999.
** Although the expiration date of the option is 12-31-03, the option contract provides that exercise must take place within two months of termination from Revenge. Mr. Mitchell did not exercise any options within two months of his termination. Management has not yet determined whether the terms of Mr. Mitchell's departure from the company allow his options to expire on 12-31-03 or whether they are already expired.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


                                                         Number of           Value of
                                                        Unexercised         Unexercised
                       Shares                             Options           In-the-Money
                    Acquired on                         Exerciseable/     Optionsbat FY
Name                  Exercise         Value Realized   Unexercisable         End ($)
----                -----------        --------------   -------------     --------------
William C. Robinson      0                0                 554,583/             0
CEO                                                          50,417

Donald Mitchell          0                0                 300,000/             0
CEO*                                                              0


* Donald Mitchell served as CEO of Revenge from September, 1998 through February, 1999.

Director Compensation

         The directors are not compensated for being directors.

Employment Agreements

         The Registrant has no employment agreements.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management



                Security Ownership of Certain Beneficial Owners


Name and Address of
Beneficial Owner                 Shares beneficially Owned     Percentage of Class
-------------------              -------------------------     -------------------
Capital Markets Alliance
  and Affiliates(2)                    2,464,271(2)(3)               22.6%

James Gardiner(5)                      1,295,333(4)                  11.8%

Andrew M. Badolato                     1,000,000                      9.2%

Roy Meadows                              900,171                     8.25%

Scott Flanders(5)                        579,058(3)                  5.31%


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of June 30, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(2) Shares owned by Capital Market Alliance, Inc. are under the beneficial ownership of Mrs. Desai Robinson, wife of William C. Robinson, an officer and director. Capital Markets Alliance, Inc., is owned by Allied Capital Corporation, which is owned by the Desai V. Robinson Living Trust. In addition, Allied Capital Corporation owns 40,000 shares of Common Stock. 100,000 shares of Common Stock are also held by the Desai Vol Robinson Children's Trust for the benefit of Mrs. Robinson's children.
(3) Includes the right to acquire 605,000 common shares at a per share price of $0.37.
(4) Includes the right to acquire 605,000 common shares at a per share price of $0.37
(5)   Resigned as an officer and director effective August, 1999.

Item 13.  Certain Relationships and Related Transactions

         ALLIED CAPITAL CORPORATION

         Since inception, Allied Capital Corporation ("Allied") has periodically advanced cash to the Company and has directly paid legal and other expenses on behalf of the Company. Allied owns 40,000 shares of the Company's common stock and is the owner of Capital Markets Alliance, Inc., which is the Company's principal shareholder, owning 1,954,431 of the 10,898,810 shares of common stock outstanding at June 30, 1999. Allied is wholly owned by the Desai Robinson Trust Fund. Desai Robinson is the former president of Revenge Marine during fiscal 1998 and is the wife of William C. Robinson, President and Chief Executive Officer of the Company. Thomas Schroeder, who resigned as Vice President and Chief Financial Officer of Revenge Marine, Inc. effective June 30, 1998, and as a director in August, 1999, is President of Capital Markets Alliance. At June 30, 1999 and 1998, the Company's total debt to Allied was $127,304 and $145,528, respectively.

         CONSOLIDATED YACHT CORPORATION

         The Company purchased certain assets of Consolidated Yacht Corporation in October 1998. Jim Gardiner, President of CYC, was an officer of Revenge Marine at the time of the asset purchase and CYC shared its manufacturing facilities with Egret Boat Company prior to the asset purchase.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

FINANCIAL STATEMENTS AND SCHEDULES

         Financial Statements and Financial Statement Schedules. The following Consolidated Financial Statements and supporting schedule of Revenge Marine, Inc. and the Report of Independent Auditors are included at pages F-1 through F-of this Form 10-K.


Description                                                                                    Page No.
-----------                                                                                    --------
Independent Auditors' Report.................................................... ...................F-1

Consolidated Balance Sheets as of June 30, 1999 and June 30, 1998...................................F-2

Consolidated Statements of Operations for Years Ended June 30, 1999 and June 30,
   1998.............................................................................................F-3

Consolidated Statements of Cash Flows for the Years Ended June 27, 1999 and June 28,
   1998.............................................................................................F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
   June 27, 1999 and June 28, 1998..................................................................F-5

Notes to Consolidated Financial Statements..........................................................F-6



         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

REPORTS ON FORM 8-K

         Current Report on Form 8-K dated February 26, 1999, reporting the terms of a merger with First Chance Marine Finance, Inc.

         Current Report on Form 8-K dated March 29, 1999, reporting the revised terms of a merger with First Chance Marine Finance, Inc.

         Current Report on Form 8-K dated September 9, 1999, reporting the terms of a letter of intent for merger with Reel Fishing Corporation, the sale of the Blackfin Assets, the sale of the Egret Assets and the sale of the Consolidated Yacht Assets.

         Current Report on Form 8-K dated September 9, 1999, reporting the terms of a letter of intent for merger with Reel Fishing Corporation, the sale of the Blackfin Assets, the sale of the Egret Assets and the sale of the Consolidated Yacht Assets.

                                   EXHIBITS


EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to the Company's registration statement on Form 10 filed on October 28, 1998.

3.2 Amended and Restated Bylaws of the Company, incorporated by reference to the Company's registration statement on Form 10 filed on October 28, 1998.

4.1 Form of the Company's Common Stock Certificate, incorporated by reference to the Company's Form 10

10.1              Agreement of Merger with First Chance Marine Finance, Inc.
                  incorporated by reference from the Company's report on 8-K dated March 29, 1999.

10.2 Rescission Agreement with First Chance Marine Finance, Inc., incorporated by reference from the Company's report on 10-Q dated July 29, 1999.

10.3 1998 Revenge Marine, Inc. Incentive Stock Option Plan and Related Agreements Adopted by the Board of Directors.

10.4 Termination and Replacement Agreement between Registrant and Blackfin Yacht Acquisition Corporation dated June 30, 1999.

10.5 Warrant Agreement between Registrant and Blackfin Yacht Acquisition Corporation dated June 30, 1999.

10.6              Warrant Agreement between Registrant and Pete Johnson dated
                  June 30, 1999.

10.7 Asset Purchase Agreement between Registrant and Consolidated Yacht Corporation dated June 30, 1999 and incorporated by reference from the Company's report on 8-K dated September 9, 1999.

21.1              List of Subsidiaries.

23.1              Consent of Cross and Robinson, Independent Auditors.

27.1              Financial Data Schedule for June 30, 1998.

27.2              Financial Data Schedule for June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: November 3, 1999                 REVENGE MARINE, INC.



                                       By /s/ William C.Robinson
                                          -------------------------------------
                                          William C. Robinson
                                          President and Chief Executive Officer

                              REVENGE MARINE, INC.
                              --------------------



                       CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

                                      AND

                          INDEPENDENT AUDITOR'S REPORT

                             REVENGE MARINE, INC.
                             --------------------





                                C O N T E N T S



                                                                PAGE
                                                                ----


Independent Auditor's Report                                      1

Consolidated Balance Sheet                                        2

Consolidated Income Statements                                    3

June 30, 1999 Consolidated Statement of Shareholders' Equity      4

June 30, 1998 Consolidated Statement of Shareholders' Equity      5

Consolidated Statement of Cash Flows                              6

Notes to Consolidated Financial Statements                     7-19

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Revenge Marine, Inc.

         We have audited the accompanying consolidated balance sheets of Revenge Marine, Inc., (a Nevada corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended June 30, 1999 and for the period from September 5, 1997 (date of inception) to June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revenge Marine, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the initial period then ended in conformity with generally accepted accounting principles.

                                             CROSS AND ROBINSON



                                             Certified Public Accountants

September 10, 1999

                             REVENGE MARINE, INC.
                             --------------------
                               AND SUBSIDIARIES
                               ----------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                            JUNE 30, 1999 AND 1998
                            -----------------------

                                                                           1999             1998
                                                                           ----             ----
                                                ASSETS
     CURRENT ASSETS
     Cash                                                             $        --       $   102,793
     Proceeds receivable, discontinued operations (Note 3)              2,200,000                --
     Prepaid Expenses                                                      60,000           176,608
     Work in Progress                                                          --            60,500
                                                                      -----------       -----------
               TOTAL CURRENT ASSETS                                     2,260,000           339,901
                                                                      -----------       -----------
PROPERTY AND EQUIPMENT, NET (NOTE 5)                                        1,796           239,420
                                                                      -----------       -----------


OTHER ASSETS

     Deposits                                                                  --            50,000
     Investment in First Chance Marine Finance, Inc. (Note 4)           1,000,000                --
     Intangible assets, net (Note 6)                                        1,700         2,366,483
                                                                      -----------       -----------
               TOTAL OTHER ASSETS                                       1,001,700         2,416,483
                                                                      -----------       -----------
                         TOTAL ASSETS                                 $ 3,263,496       $ 2,995,804
                                                                      ===========       ===========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Cash overdrafts                                                  $     3,636       $        --
     Accounts payable                                                     933,557            28,916
     Accounts payable-related parties (Note 7)                            127,304            50,786
     Accrued liabilities                                                  198,744             9,283
     Customer deposits                                                         --            64,500
     Notes payable  (Note 8)                                            2,116,500            66,252
     Notes payable-related parties (Note 8)                                    --            94,742
                                                                      -----------       -----------
          TOTAL LIABILITIES                                             3,379,741           314,479
                                                                      -----------       -----------
COMMITMENTS AND CONTINGENCIES (NOTE 13)                                    79,000                 0
                                                                      -----------       -----------

SHAREHOLDER'S EQUITY
     Preferred stock, 5,000,000 shares authorized, no shares
         outstanding at June 30, 1998; 2718 shares of $40 par
         Series B Convertible Preferred Stock (liquidation                108,720                --
         preference $108,720) outstanding at June 30, 1999
     Common stock $0.001 par value, 50,000,000 shares
         authorized 10,898,810 and 6,675,720 shares issued
         and outstanding at June 30, 1999 and 1998, respectively           10,899             6,676
     Subscriptions receivable                                                  --          (100,000)
     Additional paid-in capital                                         4,354,923         3,093,581
     Retained earnings                                                 (4,669,787)         (318,932)
                                                                      -----------       -----------
          TOTAL SHAREHOLDER'S EQUITY                                     (195,245)        2,681,325
                                                                      -----------       -----------
               TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY             $ 3,263,496       $ 2,995,804
                                                                      ===========       ===========


          Accompanying notes are an integral part of the consolidated financial statements.

                             REVENGE MARINE, INC.
                             --------------------
                               AND SUBSIDIARIES
                               -----------------
                         CONSOLIDATED INCOME STATEMENTS
                         ------------------------------
              FOR THE YEAR ENDED JUNE 30, 1999 AND FOR THE PERIOD
             ------------------------------------------------------
             SEPTEMBER 5, 1997 (DATE OF INCEPTION) TO JUNE 30, 1998
             ------------------------------------------------------



                                                        1999                 1998
                                                        ----                 ----
DISCONTINUED OPERATIONS (NOTE 3):

     LOSS FROM DISCONTINUED OPERATIONS               $(3,432,808)         (318,932)

     LOSS ON DISPOSAL OF ASSETS
           FROM DISCONTINUED OPERATIONS                 (918,047)               --
                                                     -----------          --------

          NET LOSS                                   $(4,350,855)      $  (318,932)
                                                     ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 10)          7,129,680         4,325,237
                                                     ===========       ===========

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS      $     (0.61)      $     (0.07)
                                                     ===========       ===========




          Accompanying notes are an integral part of the consolidated financial statements.

                             REVENGE MARINE, INC.
                             --------------------
                               AND SUBSIDIARIES
                               -----------------
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 ----------------------------------------------
                        FOR THE YEAR ENDED JUNE 30, 1999
                        --------------------------------

                                                                                ADDITIONAL            RETAINED
                                                PREFERRED         COMMON          PAID-IN             EARNINGS
                                                  STOCK            STOCK          CAPITAL             (DEFICIT)
                                                ---------         ------        ----------            ---------
BALANCE AT JUNE 30, 1998                       $        --       $  6,676       $ 3,093,581       $  (318,932)

1,004,005 shares issued through
     conversion of debentures                           --          1,004           243,546
180,692 shares issued pursuant to asset
     purchase agreement (Note 4)                        --            180           236,888
194,281 shares issued in exchange
     for services rendered                              --            194           155,299
1,692,558 shares issued to First Chance
     per rescission agreement (Note 4)                  --          1,693         1,448,307
895,333 shares cancelled pursuant to
     CYC rescission agreement (Note 4)                  --           (895)       (1,368,964)
895,333 shares issued pursuant to lease
     settlement agreement (Note 13)                     --            895           177,105
5,938 shares issued in exchange for
     cancellation of debt                          237,500             --                --
1,206 shares issued pursuant to BYC
     rescission agreement (Note 4)                  48,240             --                --
4,832 shares issued for cash                       193,293             --                --
9,258 shares of preferred stock converted
     into 1,151,554 common shares                 (370,313)         1,152           369,161

NET LOSS                                                                                           (4,350,855)
                                                ----------       --------       -----------       -----------

BALANCE AT JUNE 30, 1999                       $   108,720       $ 10,899       $ 4,354,923       $(4,669,787)
                                                ==========       ========       ===========       ===========



          Accompanying notes are an integral part of the consolidated financial statements.

                             REVENGE MARINE, INC.
                             --------------------
                               AND SUBSIDIARIES
                               -----------------
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 ----------------------------------------------
              FOR THE PERIOD SEPTEMBER 5, 1997 (DATE OF INCEPTION)
              ----------------------------------------------------
                                TO JUNE 30, 1998
                                ----------------



                                                          COMMON STOCK               ADDITIONAL
                                                    -----------------------           PAID - IN         RETAINED
                                                    SHARES           AMOUNT            CAPITAL          EARNINGS
                                                    ------           ------         ------------        --------
COMMON STOCK, PAR VALUE $0.001
50,000,000 SHARES AUTHORIZED:
Issued for cash, September 1997                    3,000,000           3,000                --
Stock subscription, December 1997, less
  issuance costs of                              $     7,800         240,000               240         471,960
Issued to original Global shareholders,
  per agreement dated January 23, 1998               798,890             799              (799)
Proceeds from 504 offering dated
  February 2, 1998                                   500,000             500                --
Proceeds from conversion of debentures
  dated March 27, 1998                               250,713             251           249,749
Issued through private offering dated
  May 10, 1998, in exchange for services             333,761             334           174,223
Private offering dated May 15, 1998:
  Issued for cash                                    100,000             100            99,900
  Subscribed to at June 30,1998                      100,000             100            99,900
Issued to the shareholder's of Egret Boat
  Company, May 1998                                  955,414             955         1,499,045
Issued to the shareholder's of Consolidated
  Marine, Inc., May 1998                             636,942             637           999,363
Stock issuance costs January - June 1998                  --              --           (20,000)
Stock subscription cancelled                        (240,000)           (240)         (479,760)
Net loss for the period                                   --              --                --        (318,932)
                                                 -----------       ---------       -----------       ---------
BALANCE AT JUNE 30, 1998                         $ 6,675,720       $   6,676       $ 3,093,581       $(318,932)
                                                 ===========       =========       ===========       =========


          Accompanying notes are an integral part of the consolidated financial statements.

                             REVENGE MARINE, INC.
                             --------------------
                               AND SUBSIDIARIES
                               -----------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
              FOR THE YEAR ENDED JUNE 30, 1999 AND FOR THE PERIOD
              ---------------------------------------------------
             SEPTEMBER 5, 1997 (DATE OF INCEPTION) TO JUNE 30, 1998
             ------------------------------------------------------



                                                                       1999                1998
                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                   $ 6,817,156           $ 142,286
     Interest received                                                   18,120                  15
     Cash paid for goods and services                                (8,216,205)           (416,600)
     Interest paid                                                     (155,316)             (1,540)
                                                                    -----------         -----------
          NET CASH USED BY OPERATING ACTIVITIES                      (1,536,245)           (275,839)
                                                                    -----------         -----------
NET CASH USED BY INVESTING ACTIVITIES:
     Fixed asset purchases and improvements                          (1,499,602)           (108,063)
                                                                    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                           721,048             353,500
     Proceeds from long-term debt                                     2,100,000                  --
     Proceeds from short-term debt                                      331,500             161,952
     Repayment of short-term debt                                      (160,994)               (957)
     Repayment of long-term debt                                        (58,500)                 --
     Stock issuance costs incurred                                           --             (27,800)
                                                                    -----------         -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                   2,933,054             486,695
                                                                    -----------         -----------
          NET INCREASE IN CASH                                         (102,793)            102,793

          CASH AT BEGINNING OF PERIOD                                   102,793                  --
                                                                    -----------         -----------

          CASH AT END OF PERIOD                                     $        --         $   102,793
                                                                    ===========         ===========

RECONCILIATION OF NET LOSS TO NET
CASH USED BY OPERATING ACTIVITIES:
     Net Loss ..............................................        $(4,350,855)        $  (318,932)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
          Loss on sale of assets ...........................            918,047                  --
          Depreciation .....................................            174,790               6,752
          Amortization of intangible assets ................             61,268               6,511
          Stock issued in exchange for services ............            322,288             174,557
          Stock issued pursuant to BYC rescission ..........             48,240                  --
          Increase (Decrease) in customer deposits .........            (64,500)             64,500
          (Increase) Decrease in work in progress ..........             60,500             (60,500)
          (Increase) Decrease in deposits ..................             50,000             (50,000)
          Increase (Decrease) in accrued liabilities .......            501,971              60,066
          (Increase) Decrease in stock subscriptions rec....            100,000                  --
          (Increase) Decrease in prepaid assets ............             89,561            (176,607)
          (Increase) Decrease in accounts receivable .......           (238,430)
          (Increase) Decrease in intangible assets .........                 --             (11,102)
          Increase (Decrease) in accounts payable ..........            708,238              28,916
          Increase (Decrease) in contingent liabilities ....             79,000                  --
          Increase (Decrease) in cash overdrafts ...........              3,636                  --
                                                                    -----------         -----------
          Total adjustments ................................          2,814,610              43,093
                                                                    -----------         -----------

     NET CASH USED BY OPERATING ACTIVITIES .................        $(1,536,245)        $  (275,839)
                                                                    ===========         ===========


SCHEDULE OF OTHER NON-CASH TRANSACTIONS:
     Stock issued in connection with subsidiary acquisitions        $   237,068         $ 2,500,000
     Stock issued pursuant to a subscription agreement .....        $        --         $   100,000
     Loans converted to stock ..............................        $   237,500         $        --
     Stock issued pursuant to rescission agreements ........        $ 1,498,240         $        --
     Stock cancelled pursuant to rescission agreements .....        $(1,369,859)        $        --



          Accompanying notes are an integral part of the consolidated financial statements.

                              REVENGE MARINE, INC.
                              --------------------
                               AND SUBSIDIARIES
                               ----------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                            JUNE 30, 1999 AND 1998
                            ----------------------


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
                           Revenge Marine, Inc. (hereinafter referred to as
                  "Revenge" or "the Company") is a publicly traded Nevada company that was incorporated December 28, 1979. The Company has operated under various names since its incorporation, most recently operating as Global Energy Organization Corporation ("Global"). The Company had no significant operations from January 1995 through January 1998.

                           The Company entered the development stage after it
                  reorganized in January 1998 (see Note 4) and changed its primary focus to acquiring yacht manufacturing and marine technology companies. In July 1998, the Company commenced its principal operations and was no longer considered to be in the development stage for the fiscal year ended June 30, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  PRINCIPALS OF CONSOLIDATION
                           The consolidated financial statements include the
                  accounts of Revenge Marine, Inc. and its wholly owned subsidiaries, Revenge Marine, Inc., (an Oklahoma corporation), Egret Boat Company, Inc., (a Florida corporation), and Consolidated Marine, Inc. (a Florida corporation), after elimination of all material intercompany transactions and balances.

                  CASH AND CASH EQUIVALENTS
                           The Company considers highly liquid investments
                  (that are readily convertible to cash) purchased with original maturity dates of three months or less to be cash equivalents.

                           Cash overdraft positions may occur from time to time
                  due to the timing of making bank deposits and releasing checks in accordance with the Company's cash management policies.

                  REVENUE RECOGNITION

                           Revenue from newly manufactured boats is recognized
                  when the completed boat is delivered and title is transferred to the customer. Revenue from other projects is recognized upon completion of the project. Revenues are recorded net of returns, allowances and discounts.

                              REVENGE MARINE, INC.
                              --------------------
                               AND SUBSIDIARIES
                               ----------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                            JUNE 30, 1999 AND 1998
                            ----------------------




NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  INTANGIBLE ASSETS

                           Intangible assets include organizational costs,
                  costs associated with developing a new line of yachts, and the Company's investment in its subsidiaries in excess of the book value of the subsidiaries' net assets. Intangible assets are amortized over their estimated useful life (generally 5 to 15 years) using the straight-line method.

                  PROPERTY AND EQUIPMENT

                           Property and equipment are stated at cost and
                  depreciated using the straight-line method for financial reporting and accelerated methods for income tax purposes over the estimated useful life of the asset, typically 5 to 10 years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the remaining term of the lease. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

                  INCOME TAXES

                           The Company uses the liability method of accounting
                  for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. Presently, the Company files its tax returns on a calendar year basis, which may result in temporary differences in book and tax reporting. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

                              REVENGE MARINE, INC.
                              --------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             JUNE 30, 1999 AND 1998
                             ----------------------

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  EARNINGS (LOSS) PER SHARE

                           The Company has adopted the provisions of SFAS No.
                  128, "Earnings per Share", which requires presentation on the face of the income statement of both basic and diluted earnings per share. Basic and diluted earnings per share have replaced the previously presented primary and fully diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the assumption that all of the Company's outstanding common stock options, warrants, and convertible preferred stock are converted into common shares.

                           In years where the Company recognizes a loss from
                  continuing operations, the assumed exercise of outstanding stock options, warrants, and convertible preferred stock has an antidilutive effect (i.e., it increases net loss per share). As a result, these items are not included in the weighted average number of shares used in the calculation of loss per share in Note 10.

                  PREPAID EXPENSES

                           Certain expenses are routinely paid that cover more
                  than the current fiscal period. Prepaid expenses at June 30, 1999 and 1998 consisted of consulting services.

                  MARKETABLE SECURITIES

                           The Company accounts for marketable securities in
                  accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires certain investments to be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re-evaluated at each balance sheet date. The Company's investment in First Chance Marine Finance, Inc. (see Note 4) is recorded at cost, as the fair market value of the equity securities could not be readily determined.

                  INVENTORIES

                           Inventories are stated at cost, determined by the
                  first-in, first-out method.

                              REVENGE MARINE, INC.
                              --------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             JUNE 30, 1999 AND 1998
                             ----------------------



                  LEASES

                           Leases that transfer substantially all of the risks
                  and benefits of ownership are capital leases. Other leases are operating leases. Capital leases are included in fixed assets and are amortized using the straight-line method over their respective terms. Operating leases are expensed over the terms of the leases using the straight-line method.

                  ADVERTISING

                           The Company expenses all advertising costs as they
                  are incurred. Total advertising costs for the years ended June 30, 1999 and 1998 were $371,350 and $5,821, respectively.

NOTE 3 -          DISCONTINUED OPERATIONS

                           In June 1999, the Company resolved to discontinue
                  its marine operations and to sell substantially all of its assets. The assets were disposed of through the rescission of the Consolidated Yacht Corporation ("CYC") acquisition (see
                  Note 4) and through two cash sales totaling $2,200,000 in August 1999. Accordingly, the results of the Company's operations and the loss on the disposal of assets have been reflected as discontinued operations on the income statement. The balance sheet reflects the assets remaining after the disposal of assets was complete.

NOTE 4 -          REORGANIZATION AND ACQUISITIONS

                  GLOBAL ENERGY ORGANIZATION CORPORATION

                           In January 1998, Revenge Marine, Inc. (formerly
                  Revenge Yachts, Inc.), an Oklahoma corporation, executed a Stock Exchange Agreement (the "Agreement") with Global Energy Organization Corporation ("Global"), a publicly traded Nevada corporation, which had been inactive for the previous five years.

                           Pursuant to the Agreement dated January 23, 1998,
                  Global issued 3,240,000 shares of its $.001 par value common stock in exchange for 100% of the issued and outstanding common stock of Revenge Marine, Inc. As a result of this "reverse acquisition", Revenge Marine, Inc. became a wholly owned subsidiary of Global. In accordance with the terms of the agreement, Global (the Nevada parent) adopted the name "Revenge Marine, Inc."

                              REVENGE MARINE, INC.
                              --------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             JUNE 30, 1999 AND 1998
                             ----------------------



                  BYC ACQUISITION CORPORATION

                            Under an agreement dated October 22, 1998, the
                  Company purchased substantially all of the assets and certain liabilities of BYC Acquisition Corporation ("BYC"), a Delaware corporation. In consideration of the transfer of assets and liabilities, Revenge paid $1,005,455 in cash and issued a warrant entitling BYC to purchase up to 545,455 shares of Revenge's common stock at an exercise price of $6.44 per share at any time through October 22, 2001. The agreement also called for Revenge to pay a 2% of sales price fee on all Blackfin sales to BYC for a period of three years from the agreement date. The assets acquired consist primarily of boat molds and shop equipment.

                            The purchase agreement was terminated pursuant to a
                  replacement agreement dated June 30, 1999, whereby all assumed liabilities were returned to BYC, the stock warrant was returned to Revenge, and the Company's obligation for any accrued fees on Blackfin sales was terminated. In consideration of the termination of the purchase agreement, the Company issued to BYC 1,206 shares of its Series B Cumulative Convertible Preferred Stock and issued a warrant to purchase up to 1,500,000 shares of Revenge's common stock at an exercise price of $0.37 per share. Further, the Company is obligated to pay BYC a fee equal to 1% of its total revenues from all sources for the period from April 1, 1999 to April 30, 2002.

                  CONSOLIDATED YACHT CORPORATION, INC.

                            On September 8, 1998, the Company purchased
                  substantially all of the assets of Consolidated Yacht Corporation, Inc. ("CYC") in exchange for a promissory note in the amount of $458,162. The president of CYC was a related party to the Company as further disclosed in Note 7.

                            The purchase agreement was terminated by means of a
                  rescission agreement dated June 30, 1999. The rescission agreement called for the return of all purchased assets, the cancellation of the promissory note, and the immediate vesting of stock options held by the president of CYC.

                           Further, an automobile was transferred to CYC in
                  exchange for monies advanced to Revenge by CYC's president. CYC's president returned 895,333 shares of stock to the Company, which had been issued to him pursuant to Revenge's acquisition of Egret Boat Company and Consolidated Marine (see following disclosures). CYC will assume the lease on the Company's operating facility.

                              REVENGE MARINE, INC.
                              --------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             JUNE 30, 1999 AND 1998
                             ----------------------



NOTE 4 -          REORGANIZATION AND ACQUISITIONS (CONTINUED)

                  FIRST CHANCE MARINE FINANCE, INC.

                            On June 4, 1999, the Company entered into an
                  agreement to rescind an attempted merger with First Chance Marine Finance, Inc. ("First Chance"), a Florida corporation. Pursuant to this agreement, the Company issued a total of 1,696,000 shares of its common stock, valued at $1,450,000 to First Chance and its associates. First Chance, which had previously advanced the Company $450,000 in cash, issued 500,000 of its common stock, valued at $1,000,000 to Revenge. The 500,000 shares issued to Revenge equate to approximately 7% of First Chance's total outstanding common stock at June 30, 1999.

                  EGRET BOAT COMPANY, INC.
                           Pursuant to a stock exchange agreement dated May 21,
                  1998, the Company issued 955,414 shares of its common stock, valued at $1,500,000, in exchange for all of the outstanding shares of Egret Boat Company, Inc., a Florida corporation. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and liabilities are included with consolidated operations from the date of acquisition. The purchase price was allocated as follows:

                           Property and equipment               $   117,547
                           Working capital, net                      20,061
                           Other intangible assets                1,362,392
                                                                -----------

                           Total                                $ 1,500,000
                                                                ===========

                  CONSOLIDATED MARINE, INC.

                           Pursuant to a stock exchange agreement dated May 27,
                  1998, the Company issued 636,942 shares of its common stock, valued at $1,000,000 in exchange for all of the outstanding common shares of Consolidated Marine, Inc. (CMI), a Florida corporation. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and liabilities are included with consolidated operations from the date of acquisition. In August 1999, the purchase price was renegotiated and an additional 180,692 shares of Revenge stock valued at $237,068 were issued to CMI. The revised purchase price was allocated as follows:

                           Organization costs                     $         500
                           Other intangible assets                    1,236,568
                                                                  -------------

                           Total                                  $   1,237,068
                                                                  =============

                              REVENGE MARINE, INC.
                              --------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             JUNE 30, 1999 AND 1998
                             ----------------------




NOTE 5 -          PROPERTY AND EQUIPMENT

                           Property and equipment consists of the following at
                  June 30:

                                                       1999              1998
                                                     ---------         ---------
         Molds and prototype                         $      --         $ 242,523
         Equipment                                          --            85,000
         Automobiles                                        --            45,493
         Office equipment                                5,374             5,429
                                                     ---------         ---------
              Total consolidated property and
                Equipment                                5,374           378,445
         Less accumulated depreciation                  (1,229)         (139,025)
                                                     ---------         ---------
                Net property and equipment           $   4,145         $ 239,420
                                                     =========         =========

                           Total depreciation expense for 1999 and 1998 was
                  $174,790 and $6,752, respectively.

NOTE 6 - INTANGIBLE ASSETS

                           Intangible assets consists of the following at
                  June 30:

                                                                                      ESTIMATED
                                                                                       USEFUL
                                                1999                1998                LIFE
                                           ---------------     ----------------    ---------------
         Investment in subsidiaries
              in excess of book value         $        --         $ 2,361,892         15 years
         Marine assets                                 --               8,602         5 years
         Organizational costs                       2,500               2,500         5 years
                                              -----------         --------
              Total intangible assets               2,500           2,372,994
         Less accumulated amortization               (800)             (6,511)
                                              -----------         -----------
              Net intangible assets           $     1,700         $ 2,366,483
                                              ===========         ===========

                           The investment in subsidiaries and the marine assets
                  were charged to discontinued operations in the current year (see Note 3). Total amortization expense for 1999 and 1998 was $61,268 and $6,511, respectively.

NOTE 7 -          RELATED PARTY TRANSACTIONS

                  ALLIED CAPITAL CORPORATION

                           Since inception, Allied Capital Corporation
                  ("Allied") has periodically advanced cash to the Company and has directly paid legal and other expenses on behalf of the Company. Allied owns 40,000 shares of the Company's common

                              REVENGE MARINE, INC.
                              --------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             JUNE 30, 1999 AND 1998
                             ----------------------




NOTE 7 -          RELATED PARTY TRANSACTIONS (CONTINUED)

                  stock and is the owner of Capital Markets Alliance, Inc., which is the Company's principal shareholder, owning 1,954,431 of the 10,898,810 shares of common stock outstanding at June 30, 1999. Allied is wholly owned by the Desai Robinson Trust Fund. Desai Robinson is the former president of Revenge Marine and is the wife of William C. Robinson, President and Chief Executive Officer of the Company. Thomas Schroeder, who resigned as Vice President and Chief Financial Officer of Revenge Marine, Inc. effective June 30, 1998, is President of Capital Markets Alliance. At June 30, 1999 and 1998, the Company's total debt to Allied was $127,304 and $145,528, respectively.

                  CONSOLIDATED YACHT CORPORATION

                           As further disclosed in Note 4, the Company
                  purchased certain assets of Consolidated Yacht Corporation in October 1998. Jim Gardiner, President of CYC, was an officer of Revenge Marine at the time of the asset purchase and CYC shared its manufacturing facilities with Egret Boat Company prior to the asset purchase.


NOTE 8 -          NOTES PAYABLE

                           Notes payable consists of the following at June 30:

                                                                                       1999               1998
                                                                                  ---------------    ---------------
                  Notes payable to related-party shareholders (see Note 7):
                     Promissory note, due on or before
                     November 16, 1998 at an interest rate of 10%
                     per annum.                                                      $       --          $ 94,742

                  Notes payable to other entities:
                     Note payable to FINOVA Capital
                     Corporation, secured by certain fixed assets,
                     due on or before October 00,0000, in default
                     at June 30, 1999, with interest equal to the
                     prime rate plus 1% (10% at June 30, 1999).                       2,041,500                --

                     Demand note due on or before June 1, 1998,
                     in default at June 30, 1999, with an interest
                     rate of 10% per annum.                                          $       --             7,153


                              REVENGE MARINE, INC.
                              --------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             JUNE 30, 1999 AND 1998
                             ----------------------


                     Unsecured $75,000 operating line of credit
                     with First Union National Bank, with interest
                     only payments due monthly at an interest rate
                     equal to the prime rate plus 2% (9.75% and
                     10.5% at June 30, 1999 and 1998, respectively).                   75,000              53,000

                     Retail vehicle installment contract with Chrysler
                     Financial Corporation, due in monthly installments of
                     principal and interest of $613, with fixed interest at
                     8.9% until February 22, 1999. This note is secured by a
                     Dodge Caravan.                                                        --               4,164

                     Retail vehicle installment contract with Ford Motor
                     Credit, due in monthly installments of principal and
                     interest of $613 with fixed interest at 8.25% until
                     December 29, 1998. This note is secured by a 1995 Ford
                     Econoline Van.                                                        --               1,935
                                                                                  ---------------    ----------------

                  Total Current Notes Payable                                       $2,116,500           $160,994
                                                                                  ===============    ================

                           The note payable to FINOVA Capital Corporation was
                  paid in August 1999 from the proceeds of the asset sale referred to in Note 3.

NOTE 9 -          CAPITALIZATION

                           The capital stock of the corporation at June 30, 1999
                  was as follows:

                           Series B 10% Cumulative Convertible Preferred
                  Stock, $40 par value, convertible into Common Stock based on a 40% discount to the bid price as listed on the NASDAQ Bulletin Board on the day of conversion; authorized 75,000 shares; 17,330 shares issued and 2,718 shares outstanding at June 30, 1999; liquidation preference equal to the par value of any outstanding shares plus accrued dividends, if any prior to any distributions to Common Stock holders.

                           Common Stock, $0.001 par value, 50,000,000 shares
                  authorized, 10,898,810 and 6,675,720 shares issued and outstanding at June 30, 1999 and 1998.

                              REVENGE MARINE, INC.
                              --------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             JUNE 30, 1999 AND 1998
                             ----------------------




NOTE 10 -         INCOME PER COMMON SHARE

                           The computations of basic and dilutive income per
                  share from continuing operations were as follows:

                                                                           1999                  1998
                                                                     ----------------         -----------
                  Income (loss) attributable to common shares        $     (4,350,855)        $  (318,932)
                                                                     ================         ===========

                  Weighted average common shares outstanding                7,129,680           4,325,237
                                                                     ================         ===========

                  Basic and dilutive income (loss) per share         $          (0.61)        $     (0.07)
                                                                     ================         ===========

                           The Company's outstanding common stock options,
                  warrants and convertible preferred stock referred to in Notes 9 and 11 were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

NOTE 11 -         STOCK OPTIONS AND WARRANTS

                           In December 1998, the Company adopted its 1998
                  Incentive Stock Plan ("the Plan") under which 2.8 million options to purchase common stock were granted to substantially all full-time employees. The options granted under the Plan extend for 5 years from the date of grant and vest in monthly increments over a period of up to two years. The exercise price was equal to the stock price on the grant date. The Plan is considered to be a non-compensatory plan, as defined by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the year ended June 30, 1999.

                           In June 1999, the Company issued a warrant to
                  purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $0.37 per share. The warrant was issued pursuant to a rescission agreement further disclosed in Note 4. The warrant expires June 30, 2002.

                           In June 1999, the Company issued a warrant to
                  purchase up to 250,000 shares of the Company's common stock at an exercise price of $0.37 per share in exchange for consulting services relating to the BYC asset acquisition further disclosed in Note 4. The warrant expires June 30, 2002.

                           In May 1998, the Company granted stock options
                  pursuant to a consulting agreement to purchase 175,000 shares of common stock at $1.00 per share, 175,000 shares of common stock at $1.50 per share, and 175,000 shares of common stock at $2.00 per share. The options expire December 31, 2000.

                           In May 1998, the Company issued a warrant to
                  purchase up to 20,000 shares of the Company's common stock at an exercise price of $1.50 per share as partial consideration for consulting services.

                              REVENGE MARINE, INC.
                              --------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             JUNE 30, 1999 AND 1998
                             ----------------------




                           Information with respect to all stock options and
                  warrants is summarized below:

                                                                             WEIGHTED-
                                                                              AVERAGE
                                                              SHARES       EXERCISE PRICE
                                                           ------------    ---------------
                  Outstanding at inception                           --    $         --

                  Granted 1998                                  545,000               1.50
                                                           ------------    ---------------
                  Outstanding at June 30, 1998                  545,000               1.50

                  Granted 1999                                4,550,000               0.37
                                                           ------------    ---------------
                  Outstanding at June 30, 1999                5,095,000               0.49
                                                           ============    ===============

                  Options exercisable, June 30, 1998            545,000               1.50

                  Options exercisable, June 30, 1999          4,373,054               0.51


NOTE 12 -         INCOME TAXES

                          The Company has incurred net operating losses since
                inception and has a loss carryforward of approximately $4,300,000 at June 30, 1999, expiring in years beginning in 2013. As of June 30, 1999 and 1998, the Company had a net deferred tax asset of $1,739,402 and $127,573 respectively. A valuation allowance has been recognized to fully offset this asset due to the uncertainty of realizing the future benefit in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and will recognize the tax benefits of these assets only as assessment indicates that it is more likely than not that the benefits will be realized.

                           Significant components of the Company's deferred tax
                  assets and liabilities as of June 30, 1999 and 1998 are as follows:

                                                              1999               1998
                                                           -----------        -----------
                  Deferred tax assets:
                     Net operating loss carryforward       $ 1,739,402        $   127,573
                     Valuation allowance                    (1,372,183)          (110,861)
                                                           -----------        -----------
                  Total deferred tax assets                    367,219             16,712
                                                           -----------        -----------

                  Deferred tax liabilities:
                     Loss on discontinued operations       $   367,219
                     Tax over book depreciation                     --        $    18,680
                     Book over tax amortization                     --             (1,968)
                                                           -----------        -----------
                  Net tax deferred liabilities                 367,219             16,712
                                                           -----------        -----------

                  Net deferred tax assets                  $        --        $        --
                                                           ===========        ===========

                              REVENGE MARINE, INC.
                              --------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             JUNE 30, 1999 AND 1998
                             ----------------------





                           Deferred taxes reflect a combined federal and state
                  tax rate of approximately 40%. A reconciliation between the amount of federal and state income taxes, based on a forty percent (40%) tax rate, and the effective amount of income taxes charged to operations is as follows:

                                                                    1999              1998
                                                                -----------        -----------
                  Statutory federal income taxes (refund)        (1,739,402)       $  (127,573)
                  Loss on discontinued operations                   367,219                 --
                  Tax over book depreciation                             --             16,712
                  Book over tax amortization                             --              1,968
                  Valuation allowance                             1,372,183            110,861
                                                                -----------        -----------

                  Effective income taxes                        $        --        $        --
                                                                ===========        ===========


NOTE 13 -         COMMITMENTS AND CONTINGENCIES

                  PROMISSORY NOTE

                           On July 14, 1999, the Company signed a promissory
                  note to pay a related party $100,000 in exchange for funds advanced by the payee to complete the construction of various boats. The note, which is collateralized by a Blackfin boat, bears interest at a rate of 10% per annum and is due on January 1, 2000.

                  LEGAL PROCEEDINGS

                           The Company is engaged in legal proceedings arising
                  from normal business activities. In the opinion of legal counsel, the maximum future liability arising from these proceeding would not exceed $79,000.

                  LEASE OBLIGATIONS

                           In 1999, the Company was obligated under operating
                  and capital leases for its operating facility and certain office equipment, most of which were cancelled or assumed by other parties after the Company decided to discontinue its marine operations (see Note 3). Amounts capitalized under a capital lease were charged to discontinued operations upon transfer of the lease to another party.

                           The lease on the Company's operating facility was
                  assumed by Consolidated Yacht Corporation, pursuant to an October 1999 agreement with the owner of the property. In a related settlement agreement with the landlord, the Company co-signed a promissory note for $178,000, which is to be paid by CYC. In consideration for paying the promissory note, the Company agreed to nullify the cancellation of 895,333 shares of Revenge Marine common stock owned by CYC's president. These shares were to be cancelled pursuant to the June 30, 1999 rescission agreement disclosed in Note 4.

                              REVENGE MARINE, INC.
                              --------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             JUNE 30, 1999 AND 1998
                             ----------------------


                           The Company is obligated under a non-cancelable
                  lease for computer equipment. Subsequent to June 30, 1999, the Company entered into an agreement to sublease the computer equipment to Consolidated Yacht Corporation. The Company's future minimum obligation under the computer lease and the amount to be received under the subleasing agreement is as follows:

                                FISCAL YEAR
                               ENDED JUNE 30,
                            -------------------

                                    2000                 $      5,283
                                    2001                        5,283
                                    2002                        5,283
                                    2003                        4,403
                                                         ------------
                                                         $     20,252
                                                         ============

                           Total rental expense under all leases was $623,672
                  and $ -0- in 1999 and 1998, respectively.


NOTE 14 -         RECLASSIFICATIONS OF FINANCIAL STATEMENT PRESENTATION

                           Certain reclassifications have been made to the 1998
                  financial statements to conform with the 1999 financial statement presentation. Such reclassifications had no effect on net income as previously reported.