Form 10-Q
period 1999-09-30
REVENGE MARINE INC
filed 1999-11-16
CIK 1059899

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                               YES [X]  NO [ ]

         The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 1999 was 10,898,810.


================================================================================

                              REVENGE MARINE, INC.

                          PART I-FINANCIAL INFORMATION

                                                                                                 PAGE
                                                                                                 ----
Item 1.  Financial Statements:

         Condensed Balance Sheets at September 30, 1999 ............................................3-4

         Condensed Statements of Operations for the three month period
         ended September 30, 1999   ................................................................5

         Condensed Statements of Cash Flows for the three month period ended
         September  30, 1999        ................................................................6

         Notes to Unaudited Condensed Financial Statements..........................................7-17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................................18-31

                                        PART II-OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................... 32

Item 2.  Changes in Securities......................................................................32

Item 3.  Defaults Upon Senior Securities............................................................32

Item 4.  Submission of Matters to a Vote of Security Holders........................................32

Item 5.  Other Information..........................................................................32

Item 6.  Exhibits and Reports on Form 8-K...........................................................32

Signatures..........................................................................................33

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              REVENGE MARINE, INC.

                            CONDENSED BALANCE SHEETS
                                    UNAUDITED


                                      ASSETS


CURRENT ASSETS
   Cash                                                             $       485
   Securities                                                         1,000,000
   Inventories                                                                0
   Work in progress                                                           0
   Prepaid expenses                                                      52,500
                                                                    -----------
       TOTAL CURRENT ASSETS                                           1,052,985


FIXED ASSETS
   Office Equipment                                                       4,145
   Less:  Accumulated depreciation                                         (328)
                                                                    -----------
      TOTAL FIXED ASSETS                                                 3,817
OTHER ASSETS
   Less: Accumulated Amortization
                                                                    -----------
       TOTAL OTHER ASSETS                                                    0
                                                                    -----------
             TOTAL ASSETS                                           $ 1,056,802
                                                                    ===========

                             REVENGE MARINE, INC

                            CONDENSED BALANCE SHEET
                              SEPTEMBER 30, 1999


                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
   Accounts payable                                                     893,116

   Accrued liabilities                                                   82,611
Contingent Liabilities                                                   79,000

                                                                    -----------
       TOTAL CURRENT LIABILITIES                                      1,054,727

LONG TERM DEBT                                                                0



                                                                    -----------
       TOTAL LONG TERM DEBT                                                   0



SHAREHOLDERS EQUITY
   Common stock and paid in capital                                   4,558,360
   Retained earnings (deficit)                                       (4,669,787)
   Profit (Loss) for period                                              91,611
                                                                    -----------
      TOTAL SHAREHOLDER EQUITY                                            2,075
                                                                    -----------
          TOTAL LIABILITIES & SHAREHOLDERS EQUITY                     1,056,802
                                                                    ===========



                             See accompanying notes.

                              REVENGE MARINE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                           Actual
                                                       3 Months Ended
                                                        September 30,
                                                            1999
                                                       --------------
REVENUE
   Blackfin                                              $1,943,771
   Consolidated                                                   0
   Egret                                                    550,000
                                                         ----------
        Total Revenue                                     2,493,771
                                                         ----------

COST OF GOODS SOLD
   Blackfin                                               1,576,766
   Consolidated                                                   0
   Egret                                                    550,000
                                                         ----------
        Total Cost of Goods Sold                          2,126,766

GROSS PROFITS                                               367,005

OPERATING EXPENSES
   Operating Expenses                                       170,394

   Selling Expenses                                          15,000
   Administrative Expenses                                        0
   Consulting Fees                                           90,000
                                                         ----------
        Total Operating Expenses                            275,394
                                                         ----------
OPERATING PROFIT                                             91,611

NET INCOME BEFORE TAXES                                      91,611
                                                         ----------
NET INCOME                                               $   91,611
                                                         ----------
Net and Basic Earnings Per Share                         $     0.01
                                                         ==========




                             See accompanying notes.

                              REVENGE MARINE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                FOR THE PERIOD ENDED
                                                                   SEPTEMBER, 1999
                                                                --------------------
Cash Flows from Operating Activities:
      Net Income (Loss)                                                 $91,611
      Adjustments to reconcile net Income (loss) to net                       0
           cash used by Operating Activities:                                 0
      Depreciation                                                            0
      Amortization                                                            0
      Increase in Customer Deposits                                           0
      Increase in WIP                                                         0
      Increase in Prepaid Expenses                                       37,500
      Decrease in Accrued Liability                                           0
      Increase in Accounts Receivables                                        0
      Increase in Inventories                                                 0
      Increase in Accounts Payables                                    (313,878)
      Decrease in other Assets                                       (2,200,000)
      Total Adjustments                                                       0
                                                                    -----------
      Net Cash Used in Operating Activities                            (275,394)
Cash Flows from Investing Activities:
      Additions to Plant, Property & Equipment                                0
                                                                    -----------
      Net Cash Used in Investing Activities                                   0
Cash Flows from Financing Activities:
      Paid in Capital withdrawn                                               0
      Increase in Additional Paid in Capital                            203,437
      Proceeds from Long Term Debt                                            0
      Stock Receivable - Cashed                                               0
      Decrease in Short Term Loan                                        75,000
      Net Cash Provided by Financing Activities                         278,437
      Decrease in Cash                                                        0
      Cash at Beginning of Period                                        (3,656)
                                                                    -----------
      Cash at End of Period                                                $485


                          NOTES TO REVENGE MARINE, INC.

                  UNAUDITED, CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

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

         The Company entered the development stage after it reorganized in January 1998 and changed its primary focus to acquiring yacht manufacturing and marine technology companies. In July 1998, the Company commenced its principal operations and was no longer considered to be in the development stage.

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

                  In years where the Company recognizes a loss from continuing operations, the assumed exercise of outstanding stock options, warrants, and convertible preferred stock has an antidilutive effect (i.e., it increases net loss per share). As a result, these items are not included in the weighted average number of shares used in the calculation of earnings per share.

         PREPAID EXPENSES

                  Certain expenses are routinely paid that cover more than the current fiscal period. Prepaid expenses at September 30, 1999 consisted of consulting services.

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

                  NOTE: BECAUSE THE COMPANY HAS DISCONTINUED ITS MARINE OPERATIONS, NO USEFUL COMPARISON WITH RESULTS FOR THE PREVIOUS PERIOD CAN BE MADE. Therefore, information from the previous period is omitted.

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

         FIRST CHANCE MARINE FINANCE, INC.

                  On June 4, 1999, the Company entered into an agreement to rescind an attempted merger with First Chance Marine Finance, Inc. ("First Chance"), a Florida corporation. Pursuant to this agreement, the Company issued a total of 1,696,000 shares of its common stock, valued at $1,450,000 to First Chance and its associates. First Chance, which had previously advanced the Company $450,000 in cash, issued 500,000 of its common stock, valued at $1,000,000 to Revenge. The 500,000 shares issued to Revenge equate to approximately 7% of First Chance's total outstanding common stock at September 30, 1999.

NOTE 5 - RELATED PARTY TRANSACTIONS

         ALLIED CAPITAL CORPORATION

                  Since inception, Allied Capital Corporation ("Allied") has periodically advanced cash to the Company and has directly paid legal and other expenses on behalf of the Company. Allied owns 40,000 shares of the Company's common stock and is the owner of Capital Markets Alliance, Inc., which is the Company's

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

         principal shareholder, owning 1,954,431 of the 10,898,810 shares of common stock outstanding at June 30, 1999. Allied is wholly owned by the Desai Robinson Trust Fund. Desai Robinson is the former president of Revenge Marine and is the wife of William C. Robinson, President and Chief Executive Officer of the Company. Thomas Schroeder, who resigned as Vice President and Chief Financial Officer of Revenge Marine, Inc. effective June 30, 1998, is President of Capital Markets Alliance. At June 30, 1999 and September 30, 1999, the Company's total debt to Allied was $145,528.

NOTE 7 - CAPITALIZATION

                  The capital stock of the corporation at September 30, 1999 was as follows:

                  Series B 10 % Cumulative Convertible Preferred Stock, $40 par value, convertible into Common Stock based on a 40% discount to the bid price as listed on the NASDAQ Bulletin Board on the day of conversion; authorized 75,000 shares; 17,330 shares issued and 2,718 shares outstanding at September 30, 1999; liquidation preference equal to the par value of any outstanding shares plus accrued dividends, if any prior to any distributions to Common Stock holders.

                  Common Stock, $0.001 par value, 50,000,000 shares authorized, 10,898,810 shares issued and outstanding at September 30, 1999.

NOTE 8 -  INCOME PER COMMON SHARE

                  The computations of basic and dilutive income per share from continuing operations were as follows:

                                                                             1999             1998
                                                                       --------------      ------------
          Income (loss) attributable to common shares                  $       91,611      $   (318,932)
                                                                       ==============      ============

          Weighted average common shares outstanding                        7,129,680         4,325,237
                                                                       ==============      ============

          Basic and dilutive income (loss) per share                   $         0.01      $      (0.07)
                                                                       ==============      ============

                  The Company's outstanding common stock options, warrants and convertible preferred stock were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

NOTE 9 -  STOCK OPTIONS AND WARRANTS

                  In December 1998, the Company adopted its 1998 Incentive Stock Plan ("the Plan") under which 2.8 million options to purchase common stock were granted to substantially all full-time employees. The options granted under the Plan extend for 5 years from the date of grant and vest in monthly increments over a period of up to two years. The exercise price was equal to the stock price on the grant date. The Plan is considered to be a non-compensatory plan, as defined by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the period ending September 30, 1999.

                  In June 1999, the Company issued a warrant to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $0.37 per share. The warrant expires June 30, 2002.

                  In June 1999, the Company issued a warrant to purchase up to 250,000 shares of the Company's common stock at an exercise price of $0.37 per share in exchange for consulting services relating to the BYC asset acquisition. The warrant expires June 30, 2002.

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

                  Information with respect to all stock options and warrants is summarized below:

                                                                   WEIGHTED-
                                                                   AVERAGE
                                                     SHARES     EXERCISE PRICE
                                                    ---------   --------------

         Outstanding at inception                          --      $     --

         Granted 1998                                 545,000          1.50
                                                    ---------      --------
        Outstanding at June 30, 1998                  545,000          1.50

        Granted 1999                                4,550,000          0.37
                                                    =========      ========
        Outstanding at September 30, 1999           5,095,000          0.49
                                                    =========      ========

        Options exercisable, June 30, 1998            545,000          1.50

        Options exercisable, September 30, 1999     4,373,054          0.51


NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

                  The lease on the Company's operating facility was assumed by Consolidated Yacht Corporation, pursuant to an October 1999 agreement with the owner of the property. In a related settlement agreement with the landlord, the Company co-signed a promissory note for $178,000, which is to be paid by CYC. In consideration for paying the promissory note, the Company agreed to nullify the cancellation of 895,333 shares of Revenge Marine common stock owned by CYC's president. These shares were to be cancelled pursuant to the June 30, 1999 rescission agreement.

                  The Company is obligated under a non-cancelable lease for computer equipment. The Company entered into an agreement to sublease the computer equipment to Consolidated Yacht Corporation. The Company's future minimum obligation under the computer lease and the amount to be received under the subleasing agreement is as follows:

                           FISCAL YEAR
                          ENDED JUNE 30,
                    ---------------------------

                               2000                     $  5,283
                               2001                        5,283
                               2002                        5,283
                               2003                        4,403
                                                    ----------------
                                                         $20,252
                                                    ================

                  Total rental expense under all leases was $623,672 and $ -0-in 1999 and 1998, respectively.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN
PART 1- ITEM 1 OF THIS QUARTERLY REPORT AND REVENGE'S AUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements due to a number of factors including but not limited to the risks set forth in the following discussion. Readers are also encouraged to refer to the Company's Filings with the Securities and Exchange Commission for a further discussion of the Company's business and the risks attendant thereto.

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

         Revenge began a strategy of identification, acquisition and consolidation of marine industries. In May of 1998 Revenge entered into a stock exchange agreement with Consolidated Marine, Inc., a Florida Corporation ("Consolidated"), whereby Revenge acquired all of the outstanding stock of Consolidated in exchange for 636,934 shares of common stock in Revenge. Consolidated was a custom and production yacht builder, as well as a re-fitter and repairer of large watercraft. Revenge acquired Consolidated as the first acquisition in a series of acquisitions of marine manufacturers with the purpose of creating a leading marine manufacturing, repair and marketing organization that could serve diverse customer demands and offer a wide-range of products and services efficiently.

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

         In October of 1998, Revenge incorporated a wholly-owed subsidiary Revenge Marine, Inc., a Delaware corporation ("Revenge Delaware"). At the time of its incorporation, Revenge Delaware was not intended to be a wholly-owned subsidiary. It was intended that stock from Revenge Delaware be issued to shareholders of Revenge in exchange for the marine assets of Revenge which were to be vended into Revenge Delaware under an asset purchase agreement. Revenge then intended, once the divestiture of its marine holdings was complete, to merge with a telecommunications corporation. However, no aspect of this transaction was ever consummated in any fashion and the Board of Directors of Revenge elected to keep Revenge Delaware as a wholly owned subsidiary of Revenge. For the reasons stated in this paragraph, certain of the commitments of Revenge, to Finova Capital Corporation and Detroit Diesel Corporation, were issued jointly from Revenge and Revenge Delaware or just from Revenge Delaware. However, at all times from the inception of Revenge Delaware it has been operated as a wholly owned subsidiary of Revenge and no stock was ever issued to any entity other than Revenge.

         In October of 1998, Revenge had an option to purchase the assets of Blackfin Yacht Corporation ( the "Blackfin Assets") from Detroit Diesel Corporation. The option expired. Subsequent to the expiration of the option, Revenge sold the option to Revenge Delaware for its purchase price, $100,000. Detroit Diesel honored the expired option and on Friday, October 23, 1998, Revenge Delaware purchased the Blackfin Assets for a purchase price of $1,005,445 in cash and 545,455 warrants to acquire Revenge common stock exercisable at an exercise price of $6.44 per share. In addition, Revenge Delaware granted Blackfin Yacht Corporation a 2% fee of the per unit sale price for each vessel produced from the Blackfin Assets. Revenge Delaware also granted certain demand and piggyback registration rights to Blackfin Yacht Corporation for the warrants issued in the asset purchase. The Blackfin Assets provided a line of mid-size fiberglass yachts, from 27 to 48 feet. In addition, there was a dealer network for Blackfin products, which are visually unique and have a high level of brand identification. The completion of the three acquisitions outlined above gave Revenge or Revenge Delaware the capability to produce a wide range of high technology motor yachts and motor boats, ranging from 110 foot custom yachts to 16 foot flats boats.

           Consistent with its philosophy of acquiring and streamlining synergistic marine enterprises, Revenge entered into a long-term lease with an option to purchase on an 8.67 acre marine facility in Miami, Florida in July of 1998. Revenge or Revenge Delaware consolidated its acquisitions and many of its operations in the Miami facility and therefore felt itself positioned to take advantage of economies of scale, improved production efficiencies and elimination of redundancies. In addition to the Miami facility, Revenge maintained a facility in Dania, Florida. Revenge or Revenge Delaware continued to identify and explore other marine acquisitions that were consistent with its objectives.

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

         On August 24, 1999, Revenge entered into a letter of intent ("LOI")with Reel Fishing Corporation ("Reelfishing"), a Delaware corporation, concerning a merger between Revenge and Reelfishing. Under the terms of the LOI, Revenge would acquire all of the issued and outstanding shares of Reelfishing in exchange for (1) a loan of $250,000 and (2) 65% of the capital stock of Revenge. There were a number of conditions to the merger, including the funding of a loan of $250,000 from Revenge to Reelfishing. Under the LOI, Revenge was to have made the loan to Reelfishing on or before September 7, 1999. This transaction has been abandoned by the parties and will not proceed.

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

         Revenge has incurred net losses and experienced negative cash flow from operations since inception through the end of the fiscal year ending June 30, 1999. Although Revenge earned approximately $0.01 per share during the three month period ending September 30, 1999, these earnings can not be considered indicative of any trend toward profitability, since the bulk of the Revenge assets were sold during the three month period ending September 30, 1999.

         Revenge experienced less severe liquidity problems during the three month period ending September 30, 1999 than during the fiscal year ending June 30, 1999. Management believes that the partial amelioration of the liquidity problem was due in part to the reduction in overhead caused by disposal of the marine assets and the success of other cost cutting measures.

         Management believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Furthermore, as the substantial bulk of Revenge's operations have been discontinued in the three month period ending September 30, 1999, such comparisons may be misleading. Therefore, Revenge has omitted period-to-period comparisons in its financial statements attached hereto.

Results of Operations

     REVENUE. Revenue totaled approximately $2,493,711 for the three months ended September 30, 1999. Presently, Revenge has no source of Revenue other than any possible gains from the sale of First Chance Marine Stock or income derived from planned strategic acquisitions. Management expects losses to continue during the remainder of Fiscal 2000, unless Revenge is successful in acquiring an entity which would bring profitability and increased revenue to the combined operations. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors.

     COST OF REVENUE. Cost of revenue consisted primarily of labor and material costs to manufacture new boats, as well as labor and material costs incurred when Revenge did refurbishing and service projects. Now that Revenge has no marine operations and no revenue, there is no present revenue and no cost associated therewith. Until such time as a strategic acquisition is consummated, management expects this trend to continue. The foregoing expectation is a forward looking statement that involves risks and uncertainties and the actual results could vary materially as a result of a number of factors.

     MARKETING, SALES AND ADMINISTRATION. As the Revenge operations are substantially discontinued, the only expenses presently incurred are related to consulting, legal, accounting and due diligence expenses in the course of pursuing strategic acquisitions and meeting Revenge's filing requirements to the Securities and Exchange Commission.

     NET INCOME. Revenge had earnings of approximately $ 91,611 for the quarter ended September 30, 1999 as compared to approximately a loss of $4,350,855 for the fiscal year ended June 30, 1999. These earnings are considered by management to be non-typical, as the bulk of the marine assets were liquidated in this quarter. Unless Revenge is successful in consummating a strategic acquisition during fiscal 2000, management expects losses to result in the rest of the periods for the year.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has satisfied its cash requirements primarily through equity investments, debt, loans from shareholders and service providers and lines of credit.

     For the three months ended September 30, 1999 cash of approximately $278,437 was generated from financing activities. The net cash INCREASE for the three month period ended September 30, 1999 was $4141. At September 30, 1999, the Company had cash and cash equivalents of approximately $456.

     The company does not presently have enough funding to meet its daily working capital needs.

ADDITIONAL FACTORS THAT COULD AFFECT OPERATING RESULTS

     The following factors, together with other risk factors discussed in the Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations and other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

         PRODUCT SALES. Presently, the company has no product sales.

         DEPENDENCE ON MIAMI FACILITY, DANIA FACILITY AND ALLIED CAPTIAL CORP.

         The Company presently has office space at Allied Capital Corp. and some space at the Miami facility which it formerly occupied. It does not pay any rent for either space and is therefore not entitled to remain except for the continued consent of the respective parties. There is no guarantee that such consent will continue to be forthcoming and therefore the Company could find itself without facilities or the resources to procure the same. Management anticipates that facilities will be provided in the context of planned strategic acquisitions, though there can be no assurance of the same.

         NEED TO RECRUIT AND RETAIN MANAGEMENT, TECHNICAL AND SALES PERSONNEL. As Revenge currently has one employee, William C. Robinson, future growth and strategic acquisitions will be dependent on Revenge's ability to attract and retain new employees. There can be no assurance of the same.


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

Control by Principal Stockholders

         The President of Revenge, William C. Robinson and his family and trusts related to his family beneficially own substantially in excess of a majority of the outstanding shares of common stock, $.0001 par value, of Revenge (the "Common Stock"). As a result, Mr. Robinson is able to control the election of members of Revenge's Board of Directors and generally exercise control over Revenge's corporate actions.

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

         Revenge has not yet completed any of the above steps and may not be able to do so before December 31, 1999. Revenge has no basis, since its information technology operations have not yet commences, of what it will spend on Year 2000 remediation.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Multiple pieces of ordinary course of business litigation not exceeding in total $79,000 is noted as contingent, though management is disputing these claims.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Reports on Form 8-K. 1 report on Form 8-K was filed during the quarter ended September 30, 1999, consisting of a current Report on Form 8-K dated September 9, 1999, reporting the terms of a letter of intent for merger with Reel Fishing Corporation, the sale of the Blackfin Assets, the sale of the Egret Assets and the sale of the Consolidated Yacht Assets.

         b.  Exhibits.

             Financial Data Schedule
             Exhibit 27.1

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999           REVENGE MARINE, INC.



                                  By       /s/   William C. Robinson
                                           -----------------------------------
                                           William C. Robinson
                                           President and Chief Executive Officer