Form 10-Q
period 1999-12-31
ETRAVELSERVE COM INC
filed 2000-02-22
CIK 1059899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

    [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER: 000-25003

               ETRAVELSERVE.COM, INC. f/k/a REVENGE MARINE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           NEVADA                          36-3051776
                   -------------------------             ---------------
                  (State or Other Jurisdiction of       (I.R.S. Employer
                  Incorporation or Organization)     Identification Number)

                        C/O EMO Corporate Services, Inc.
                           100 N.E. 3rd Ave., Ste.1100
                               Ft. Lauderdale, FL

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

                                 YES [X]     NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of December 31, 1999 as 17,949,112

                             ETRAVELSERVE.COM, INC.

                         PART I - FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                             ----
Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of June 30, 1999 and  December 31, 1999.......................3

                  Consolidated Statements of Operations for the Three Months and Six Months
                  Ended December 31, 1999......................................................................4

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  December 31, 1998 and 1999...................................................................5

                  Notes to Consolidated Financial Statements................................................6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................................................11-17

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................18

Item 2.  Changes in Securities................................................................................18

Item 3.  Defaults Upon Senior Securities......................................................................18

Item 4.  Submission of Matters to a Vote of Security Holders..................................................18

Item 5.  Other Information....................................................................................18

Item 6.  Exhibits and Reports on Form 8-K.....................................................................20

Signatures....................................................................................................24

                      Revenge Marine, Inc. and Subsidiaries
                      -------------------------------------
                           A Development Stage Company

                           Consolidated Balance Sheets
                           ---------------------------

                                                                                                December 31, 1999
                                                                                                   (Unaudited)         June 30, 1999
                                                                                                   -----------         -------------
                                         ASSETS
                                         ------
Current Assets
     Cash                                                                                          $     1,000          $      --
     Proceeds receivable, discontinued operations                                                         --              2,200,000
     Prepaid expenses                                                                                     --                 60,000
                                                                                                   -----------          -----------

          Total Current Assets                                                                           1,000            2,260,000
                                                                                                   -----------          -----------

Property and Equipment, Net                                                                              1,520                1,796
                                                                                                   -----------          -----------

Other Assets
     Investment in First Chance Marine Finance, Inc.                                                 1,000,000            1,000,000
     Intangible assets, net                                                                              1,450                1,700
                                                                                                   -----------          -----------
               Total Other Assets                                                                    1,001,450            1,001,700
                                                                                                   -----------          -----------
                         Total Assets                                                              $ 1,003,970          $ 3,263,496
                                                                                                   ===========          ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Cash overdraft                                                                                      3,636
     Accounts payable                                                                                  825,368              933,557
     Accounts payable-related parties                                                                   91,570              127,304
     Accrued liabilities                                                                                     0              198,744
     Notes payable                                                                                           0            2,116,500
                                                                                                   -----------          -----------
         Total Liabilities                                                                             916,938            3,379,741
                                                                                                   -----------          -----------

Commitments and Contingencies                                                                           79,000               79,000
                                                                                                   -----------          -----------

Stockholder's Equity
     Series A Convertible Preferred Stock, $0.001 par value,
          5,000,000 shares authorized, no shares issued or outstanding                                    --                   --
     Series B Convertible Preferred Stock, $40 par value,
          75,000 shares authorized, 1,206 shares issued and outstanding,
          liquidation preference $48,240                                                                48,240              108,720
     Series C Convertible Preferred Stock, $50 par value,
          75,000 shares authorized, no shares issued or outstanding                                       --                   --
     Series D Convertible Preferred Stock, $50 par value,
          75,000 shares authorized, no shares issued and outstanding                                      --                   --
     Common stock, $0.001 par value, 50,000,000 shares
          authorized, 17,949,112 shares issued and outstanding                                          17,949               10,899
     Additional paid-in capital                                                                      5,017,588            4,354,923
     Retained earnings                                                                              (5,075,745)          (4,669,787)
          Total Stockholder's Equity                                                                     8,032             (195,245)
                                                                                                   -----------          -----------
               Total Liabilities and Stockholder's Equity                                          $ 1,003,970          $ 3,263,496
                                                                                                   ===========          ===========

See accompanying notes to consolidated financial statements.

                      Revenge Marine, Inc. and Subsidiaries
                      -------------------------------------
                           A Development Stage Company

                         Consolidated Income Statements
                         ------------------------------
                                   (Unaudited)
                                   -----------

                                                                          Three months ended                Six months ended
                                                                              December 31,                     December 31,
                                                                        1999              1998            1999               1998
                                                                        ----              ----            ----               ----
Income (Loss) from Discontinued Operations                           $ (596,377)       $  77,954        $ (405,958)       $  218,164
                                                                     ==========        =========        ==========        ==========

Weighted Average Number of Shares Outstanding                        14,890,378        7,272,133        14,890,378         7,272,133
                                                                     ==========        =========        ==========        ==========
Basic and diluted loss per common share                              $    (0.04)       $   (0.01)       $    (0.03)       $     0.03
                                                                     ==========        =========        ==========        ==========


Interim results are not indicative of the results expected for a full year. See accompanying notes to consolidated financial statements.

                      Revenge Marine, Inc. and Subsidiaries
                      -------------------------------------
                           A Development Stage Company

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                                                                    Six months ended
                                                                                                      December 31,
                                                                                             1999                      1998
                                                                                             ----                      ----
Cash Flows From Operating Activities:
     Cash received from customers                                                           274,826                 1,612,582
     Interest received                                                                         --                      15,159
     Cash paid for goods and services                                                      (198,826)               (2,507,274)
          Net Cash Used by Operating Activities                                              76,000                  (879,533)

Net Cash Used by Investing Activities:
     Fixed asset purchases and improvements                                                    --                  (1,564,955)

Cash Flows From Financing Activities:
     Proceeds from sale of assets                                                         2,200,000                      --
     Paid-in capital withdrawn                                                                 --                     (27,214)
     Proceeds from long-term debt                                                              --                   2,358,025
     Short-term debt assumed in sale of assets                                              (75,000)                  100,000
     Repayment of long-term debt                                                         (2,200,000)                     --
          Net Cash Provided by Financing Activities                                         (75,000)                2,430,811

          Net Increase (Decrease) in Cash                                                     1,000                   (13,677)

          Cash at Beginning of Period                                                          --                     102,793
                                                                                         ----------                ----------
          Cash at End of Period                                                               1,000                    89,116
                                                                                         ==========                ==========


See accompanying notes to consolidated financial statements.

                     etravelserve.com, Inc. and Subsidiaries
                     ---------------------------------------
                           A Development Stage Company
                         (Formerly Revenge Marine, Inc.)

====================
Not Required for 10Q
====================

                 Consolidated Statement of Stockholders' Equity
                 ----------------------------------------------
                   For the Seven Months Ended January 31, 2000
                   -------------------------------------------


                                                Series B       Series C      Series D
                                                Preferred      Preferred     Preferred     Common
                                                  Stock          Stock         Stock        Stock
                                                  -----          -----         -----        -----
Balance at June 30, 1999                       $   108,720    $      --     $      --     $    10,899

5,086 shares of Series B Preferred Stock
     issued in settlement of debt                  203,437
6,365 shares of Series C Preferred Stock
     issued in settlement of debt                                 318,298
8,810 shares of Series D Preferred Stock
     issued in settlement of debt                                               440,498
6,598 shares of Series B Preferred converted
     into 3,518,500 common shares                 (263,917)                                     3,519
6,365 shares of Series C Preferred converted
     into 3,181,802 common shares                                (318,298)                      3,182
492,857 common shares issued pursuant
     to debt settlement agreements                                                                493
2,580,645 common shares issued to exercise
     stock options held by the Company                                                          2,581
80,000,000 common shares issued
     to acquire JR Solutions, Inc.                                                             80,000
Net Loss though January 31, 2000
                                               -----------    -----------   -----------   -----------
Balance at January 31, 2000                    $    48,240    $      --     $   440,498   $   100,673
                                               ===========    ===========   ===========   ===========

[RESTUBBED TABLE]

                                                                   Deficit
                                                                 Accumulated
                                                    Additional    During the     Retained
                                                    Paid - in    Development     Earnings
                                                      Capital        Stage       (Deficit)
                                                      -------        -----       ---------
Balance at June 30, 1999                            $ 4,354,923   $      --      $(4,669,787)

5,086 shares of Series B Preferred Stock
     issued in settlement of debt
6,365 shares of Series C Preferred Stock
     issued in settlement of debt
8,810 shares of Series D Preferred Stock
     issued in settlement of debt
6,598 shares of Series B Preferred converted
     into 3,518,500 common shares                       260,399
6,365 shares of Series C Preferred converted
     into 3,181,802 common shares                       315,116
492,857 common shares issued pursuant
     to debt settlement agreements                      337,007
2,580,645 common shares issued to exercise
     stock options held by the Company                4,997,419
80,000,000 common shares issued
     to acquire JR Solutions, Inc.                   15,920,000
Net Loss though January 31, 2000                                     (405,958)
                                                    -----------   -----------    -----------
Balance at January 31, 2000                         $26,184,864   $  (405,958)   $(4,669,787)
                                                    ===========   ===========    ===========


     See accountant's compilation report.

                              Revenge Marine, Inc.
                              --------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
                                   -----------

Note 1 - The Company and Basis of Presentation

                           Revenge Marine, Inc. (hereinafter referred to as
                  "Revenge" or "the Company") was incorporated in Nevada on December 28, 1979. The Company has operated under various names since its incorporation, most recently operating as Global Energy Organization Corporation ("Global") prior to January 1998. The Company had no significant operations from January 1995 through January 1998.

                           The Company reorganized in January 1998 and changed
                  its primary focus to acquiring yacht manufacturing and marine technology companies. Principal operations commenced in July 1998. In June 1999, the Company discontinued its marine operations and sold substantially all of its assets.

                           The Company re-entered the development stage in July
                  1999 after redirecting its business plan toward the internet travel and communication industries. In January 2000, the Company changed its name to etravelserve.com following a merger disclosed further in Note 7.

                           The accompanying unaudited consolidated financial
                  statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown and include the accounts and results of the Company's wholly-owned subsidiaries Revenge Marine, Inc., (an Oklahoma corporation), Egret Boat Company, Inc., (a Florida corporation), and Consolidated Marine, Inc. (a Florida corporation). All significant intercompany accounts have been eliminated in consolidation. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year of for any future period.

                           These financial statements should be read in
                  conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. The financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's discontinuance of historical operations and new strategic direction, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital.

                              Revenge Marine, Inc.
                              --------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
                                   -----------

Note 2 - Discontinued Operations

                           In June 1999, the Company resolved to discontinue its
                  marine operations and to sell substantially all of its assets. The assets were disposed of through the rescission of a previous asset acquisition agreement through two cash sales in August 1999. Proceeds from the sales totaling $2,200,000 were recognized in the fiscal year ended June 30, 1999 in the calculation of the loss from the disposal of assets.

                           In accordance with Accounting Principles Board
                  ("APB") Statement No. 30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation.

                           Operations from discontinued operations are as
                  follows:

                                                                                    For the three months
                                                                                      Ended September 30,
                                                                                     1999           1998
                                                                                     ----           ----
                       Operating Revenues                                         $ 274,826       $ 945,677
                       Cost of Goods Sold                                              --          (127,798)
                                                                                  ---------       ---------
                            Gross Profit                                            274,826         817,879

                       Selling, General and Administrative Expenses                  84,447         694,166
                                                                                  ---------       ---------

                       Operating Income (Loss)                                      190,379         123,713

                       Other Income (Expenses)                                         --           (45,759)
                                                                                  ---------       ---------

                       Income (Loss) from Discontinued Operations                 $ 190,379       $  77,954

                                                                                      For the six months
                                                                                       Ended December 31,
                                                                                   1999               1998
                                                                                   ----               ----
                     Operating Revenues                                           $ 274,826       $2,073,677
                     Cost of Goods Sold                                                --           (487,202)
                                                                                  ---------       ----------
                          Gross Profit                                              274,826        1,586,475

                     Selling, General and Administrative Expenses                   680,784        1,383,470
                                                                                  ---------       ----------

                     Operating Income (Loss)                                       (405,958)         203,005

                     Other Income (Expenses)                                           --             15,159
                                                                                  ---------       ----------

                     Income (Loss) from Discontinued Operations                   $(405,958)      $  218,164


                              Revenge Marine, Inc.
                              --------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
                                   -----------

Note 3 - Capitalization

                           The capital stock of the corporation at December 31,
                  1999 was as follows:

                           Series A 8% Non-cumulative Convertible Preferred
                  Stock, $0.001 par value; convertible into Common Stock based on a ratio of 1:12.5; automatically converts into Common Stock in the event of (i) the closing of a firmly underwritten public offering of shares of the Company at a public offering price of at least $1.50 per share and for a total offering of more than $10,000,000 or (ii) a 66 2/3% vote of the Preferred shareholders; authorized 5,000,000 shares; no issued or outstanding at December 31, 1999; liquidation preference equal to $10.00 per share of Preferred stock held plus any declared but unpaid dividends.

                           Series B 10 % Cumulative Convertible Preferred Stock,
                  $40 par value; convertible into Common Stock based on a 40% discount to the bid price as listed on the NASDAQ Bulletin Board on the day of conversion; authorized 75,000 shares; 1,206 shares outstanding at December 31, 1999; liquidation preference equal to the par value of any outstanding shares plus accrued dividends, if any prior to any distributions to Common Stock holders.

                           Series C 10% Cumulative Convertible Preferred Stock,
                  $50 par value, convertible into Common Stock 30% discount to the bid price as listed on the day of conversion; authorized 75,000 shares; no shares issued or outstanding at December 31, 1999; liquidation preference equal to the stated value of the preferred shares held.

                           Series D Convertible Preferred Stock, $50 par value,
                  convertible into Common Stock at a 30% discount to the bid price as listed on the NASDAQ Bulletin Board on the day of conversion; authorized 75,000 shares; no shares issued or outstanding at December 31, 1999; liquidation preference equal to the stated value of the preferred shares held.

                           Common Stock, $0.001 par value, 50,000,000 shares
                  authorized; 17,949,112 shares issued and outstanding at December 31, 1999. On January 22, 2000 the Company elected to increase the number of authorized shares to 500,000,000 to accommodate the stock exchange with JR Solutions, Inc.

                              Revenge Marine, Inc.
                              --------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
                                   -----------

Note 4 - Income per Common Share

                           The computations of basic and dilutive income per
                  share were as follows:

                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                     1999               1998
                                                                                     ----               ----
                  Income (loss) attributable to common shares                   $    (596,337)      $      77,954
                                                                                -------------       =============

                  Weighted average common shares outstanding                       14,890,378           7,272,133
                                                                                -------------       =============

                  Basic and dilutive income (loss) per share                    $       (0.04)      $        0.01
                                                                                -------------       =============


                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                     1999               1998
                                                                                     ----               ----
                  Income (loss) attributable to common shares                   $    (405,958)      $     218,164
                                                                                -------------       =============

                  Weighted average common shares outstanding                       14,890,378           7,272,133
                                                                                -------------       =============

                  Basic and dilutive income (loss) per share                    $       (0.03)      $        0.03
                                                                               ------------------   =============


                           Common stock equivalents were not included in the
                  computation of weighted average shares outstanding for the six months ended December 31, 1999 and 1998 because such inclusion would be antidilutive.

Note 5 - Commitments and Contingencies

                  Promissory Note

                           On July 14, 1999, the Company signed a promissory
                  note to pay a related party $100,000 in exchange for funds advanced by the payee to complete the construction of various boats. The note, which is collateralized by a Blackfin boat, bears interest at a rate of 10% per annum and is due on January 1, 2000.

                              Revenge Marine, Inc.
                              --------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
                                   -----------

                  Legal Proceedings

                           The Company is engaged in legal proceedings arising
                  from normal business activities. In the opinion of legal counsel, the maximum future liability arising from these proceeding would not exceed $79,000.

                  Lease Obligations

                           The Company leases its Miami, Florida facility under
                  a month to month operating lease for $1,200 a month.

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
                                                               ----------------
                                                                    $20,252
                                                               ================

Note 6 - Related Party Transactions

                  Allied Capital Corporation

                           Since inception, Allied Capital Corporation
                  ("Allied") has periodically advanced cash to the Company and has directly paid legal and other expenses on behalf of the Company. Allied owns 2,792,000 shares of the Company's common stock and is the owner of Capital Markets Alliance, Inc., which holds 1,954,431 of the 17,949,112 shares of common stock outstanding at December 31, 1999. Allied is wholly owned by the Desai Vol Robinson Trust. Desai Robinson is the former president of Revenge Marine and is the wife of William C. Robinson, former president and chief executive officer of the Company, who resigned on December 12, 1999. Mr. Robinson is also the president of Capital Markets Alliance, Inc. At December 31, 1999, the Company's total debt to Allied was $91,570.

                              Revenge Marine, Inc.
                              --------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
                                   -----------

                           Allied Capital Corporation owns 34,450,000 shares of
                  JR Solutions, Inc., a company acquired by Revenge Marine, Inc. on January 11, 2000. As a result of the merger, Allied's stock ownership increased to 37,242,000 shares.

                           Paul Johnson, who is president of JR Solutions and
                  who took over as president and chief executive officer of Revenge after the January 11, 2000 merger, is also the president of Link Worldwide, Inc ("Link"). January 2000, the Company exercised options for Link stock valued at $5,000,000 (see Note 7).

Note 7 - Subsequent Events

                  Acquisition of JR Solutions, Inc.

                           In pursuit of its new strategy, on January 11, 2000,
                  the Company acquired JR Solutions, Inc. ("JR") through the exchange of 80,000,000 shares of newly issued Company common stock, in exchange for all of the outstanding shares of JR's common stock.

                           The acquisition was structured as a tax-free
                 reorganization and was accounted for using the purchase method of accounting. The purchase price, which was based on the closing price of the Company's stock on November 30, 1999, the date the letter of intent was signed, was allocated to the tangible and intangible assets and liabilities of JR based on their respective fair values as of the closing date as follows:

                          Working capital, net             $     (15,450)
                          Intangible assets                   16,015,450
                                                           -------------

                          Total                            $  16,000,000
                                                           =============

                  Exercise of Stock Options

                           On January 24, 2000, the Company exercised options to
                  purchase 666,666 shares of Link Worldwide, Inc. at a purchase price of $7.50 per share or $5,000,000, through the issuance of 2,580,645 shares of the Company's common stock, valued at $1.9375 per share, which was the closing bid price on the NASDAQ Bulletin Board on the date the options were exercised.

                  Conversion of Debt

                            In January 2000, the Company issued 8,810 shares of
                  Series D Convertible Preferred Stock to various vendors in exchange for cancellation of accounts payable totaling $440,498. The shares were issued at their stated value of $50.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         THE FOLLOWING INFORMATION HAS BEEN DERIVED FROM OUR FINANCIAL STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN PART 1-ITEM 1 OF THIS 10-Q. THE DISCUSSION FOLLOWING CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE SECTION ENTITLED "RISK FACTORS" IN OUR REGISTRATION STATEMENT ON FORM 10 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 28, 1998 (SEC FILE NO. 333-87623) AND THOSE ENUMERATED UNDER MATERIAL CHANGES IN FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY HEREIN.

Overview.

         We are a start-up company whose objective is to become a leading provider of online travel services for leisure and recreational enthusiasts and technology-driven marketing and advertising solutions to advertisers, advertising agencies, Web publishers and e-commerce merchants worldwide. We intend to launch our own website, "destinationgenie.com" to be a multimedia, interactive advertising site and full-service travel shopping mall. Our revenues will be derived from commissions, fees, and direct merchant sales related to transactions on our website and from sales of advertisements on our website, licensing fees for certain value added content, and through the provision of systems and database design and implementation services to third parties.

         The Internet is dramatically changing the way that consumers and businesses communicate, share information and buy and sell goods and services. The Internet reduces inefficiencies characteristic in traditional market models through the disintermediation of functions between the provider of the good or service and the ultimate consumer. Characteristic of the leisure and recreational travel industry is the presence of large numbers of geographically dispersed buyers and sellers and purchase decisions involving large amounts of information from multiple sources. We believe, therefore, that the leisure and recreational industry is particularly well-positioned to benefit from the evolution of the Internet platform and e-commerce model through the reintermediation of value-added functions like those to be provided by our Company.

         The Internet has also emerged as an attractive new medium for advertisers due to the rapid growth in the number of Web users, the amount of time such users spend on the Web, the increase in electronic commerce, the interactive nature of the Web, the Web's global reach and a variety of other factors. We believe the number of U.S. online households will grow from approximately 40 million in 1999 to over 60 million in 2004 and consumer e-commerce will reach nearly $110 billion in 2003. Consequently, we believe that U.S. online advertising spending will grow from approximately $3 billion in 1999 to over $20 billion in 2004. In addition, we believe that markets outside the U.S. will become an increasingly important component of Internet advertising, growing from approximately $500 million in 1999 to over $10 billion in 2004, accounting for approximately 33% of worldwide Internet advertising. We believe that we will be well positioned to capitalize on this large market opportunity as well.

         Etravelserve.com, Inc., formerly known as Revenge Marine, Inc. ("etravelserve.com" or "the Company"), was incorporated in Nevada on December 28, 1979. Etravelserve.com has operated under various names since its incorporation, most recently operating as Global Energy Organization Corporation ("Global") prior to January 1998. The Company has no significant operations from January 1995 through January 1998.

         We reorganized the Company in January 1998 and changed its primary focus to acquiring yacht manufacturing and marine technology companies. Principal operations commenced in July 1998. In June 1999, the Company discontinued its marine operations and sold substantially all of its assets.

         The Company re-entered the development stage in July 1999 after redirecting its business plan toward the online travel and communications industries. On January 11, 2000, the Company changed its name to etravelserve.com, Inc. following the acquisition of JR Solutions, Inc. ("JR") through the exchange of 80,000,000 shares of newly issued Company stock, in exchange for all of the outstanding shares of JR's common stock.

         We anticipate making strategic acquisitions in the travel, communication and recreation businesses where such opportunities will provide synergies complementary to our existing core competencies. We will leverage our international relationships to create a unique global, interactive, destination and community site oriented to on-line retailing, advertising, direct marketing and promotion, product and name branding, travel promotions, and provision of value-added marketing services. We intend to develop both business to business ("B2B") and business to consumer ("B2C") market models.

         With our current technological competencies and through the realization of our plan to add additional superior technology personnel, either directly or through strategic alliances, we intend to develop a full array of value-added, B2B systems design and database architecture services, to market to the marine and recreational business submarket, which has traditionally trailed in such initiatives. The types of value-added services which we anticipate offering in this niche will include site design and development, implementation, integration and testing. Other fee-based engagements would include the design, installation and testing of Web sites for marine industry and other recreational businesses; the implementation of messaging and internet/intranet technologies; the provision of value-added customer fulfillment and affinity functions; and the design and installation of network, intranet and extranet systems, architecture and enterprise information technology solutions.

         Our proposed B2C marketing approach will microtarget the demographically and psychograpically appealing affluent, well-educated, recreational and excursion consumer, through the creation and development of a superior, one-stop content based, interactive vacation and travel on-line destination. This model will provide compelling content for such recreational travelers and vacationers through the provision of exciting vacation and travel excursions involving sports fishing, boating, golfing, and athletic and recreational event themes. As a part of this model, our site will provide airline, cruise and other common carrier travel solutions as well as hotel and other resort accommodations complementary of the theme chosen. Additionally, we anticipate developing strategic relationships to provide a dynamic multi-media portal for recreational sports travel-related consumer merchandise, apparel and accessories, sports and boating travel news, information and travel tips, interactive chat rooms, on-line auctions and a robust e-commerce marketplace for marketing of travel related equipment and accessories. Through the development of our brand awareness our superior target market, we hope to garner significant portions of brick and mortar marketers' and merchants' advertising budgets targeting our user profiles.

         Once our anticipated site traffic is achieved, we anticipate being able to deliver superior advertising return on investment, which will justify advertising fee premiums yet yielding efficient CPMs (costs per thousand impressions).

         Material Changes in Financial Condition, Results of Operations and Liquidity.

         In June 1999, we resolved to discontinue our marine operations and to sell substantially all of our assets used in the marine business line. We disposed of these assets through the recission of the asset acquisition agreement in which such assets were previously acquired, through two cash settlements occurring in August 1999. Sales of these assets in the amount of $2,200,000 were recognized on the accrual basis of accounting as of the end of our previous fiscal year ended June 30, 1999 as part of the calculation of the loss from the disposal of assets. The income statements for prior year comparative periods were restated in accordance with applicable accounting pronouncements to show the effects on operations in connection with our discontinued business line then and now. Though our marine operations were formally discontinued in the prior year, operating losses reflected as of the most recent quarter and for the six months ended December 31, 1999 reflect costs incurred in connection with the final winding down of this segment.

         We have incurred operating losses and negative cash flow since inception, and we expect this trend to continue in the foreseeable future as we invest in marketing and promotional activities to launch our web site. Since our web site has not yet been launched, there are no operating results to report for the six months ended December 31, 1999 respective to our prospective on-line commerce model. We do expect that our operating results will be volatile as we build our technology infrastructure and deploy our site due to a variety of factors, many of which are out of our control. During the initial phases of implementing our business plan, we will be heavily reliant on external sources of equity and debt financing.

         Factors That May Affect Future Results and Market Price of Stock.

         Etravelserve.com, Inc. is engaged in the pursuit of commerce on the Internet platform. This form of commerce involves many opportunities, as well as significant threats, many of which are out of our control. Some of the risks which we face are as follows:

         Consumers, travel suppliers and advertisers may not accept our website as a valuable commercial tool, which would impair the growth of our business.

         For us to achieve the level of growth that we have projected, consumers, travel suppliers, merchants and advertisers must accept our website model as a valuable commercial tool. Consumers who have historically purchased travel products using traditional commercial channels must change that paradigm and purchase instead through our site. Consumers frequently "surf" sites like our prospective site in search of route and rate information and then ultimately revert to the traditional purchase channel. If this paradigm is not shifted, we may never achieve our anticipated growth.

         Similarly, travel suppliers, advertisers and merchants will also need to accept and use our website. In order for this to occur, travel suppliers, advertisers and merchants will need to perceive our site as efficient and profitable channels of distribution for their travel products, for expenditure of their advertising budgets and for their merchandise.

         In order to achieve the acceptance of consumers, travel suppliers, advertisers and merchants contemplated by our business plan, we will need to make substantial investments in technology and brand. We can not, however, assure you that these investments will be successful. Our failure to make succeed in these areas will hamper the opportunities to achieve our business plan.

         We expect there to be operating losses and negative cash flows.

         We expect to incur net losses and negative cash flows for the foreseeable future and there can be no assurance that we will ever achieve profitability or generate positive cash flows. As we launch our site and deploy our business plan, we expect to incur significant operating expenses particularly in the sales, marketing and operations. These types of expenses will grow as we expand the scope and reach of our operations. If our revenues do not grow as expected, or if our actual expenses exceed our budgeted expenses, there could be a material adverse effect on our business, operating results and financial condition. We will need to raise additional funds through the issuance of equity, equity-related or debt securities. If we are unable to obtain additional financing on reasonable terms to enable the development of our business plan, we may never be able implement our on-line strategy.

         The success of our business will depend on continued growth of online commerce and the Internet.

         Because we do not intend to provide our service through any commercial medium other than the Internet, our future revenues and profits depend upon the widespread acceptance and use of the Internet and online services as a medium for commerce. Rapid growth in the use of the Internet and online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not accept, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of recently introduced products and services over the Internet involve a high level of uncertainty.

         The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security and the timely development of complementary products for providing reliable Internet access and services . Major online service providers and the Internet itself have experienced outages and other delays as a result of software and hardware failures and could face such outages and delays in the future. Outages and delays are likely to affect the level of Internet usage and the processing of transactions on our websites. In addition, the Internet could lose its viability because of delays in the development or adoption of new standards to handle increased levels of activity or of increased government regulation. The adoption of new standards or government regulation may require us to incur substantial compliance costs.

         Interruptions in service from third parties could impair the quality of our service.

         We will rely upon third-party computer systems and third party service providers, including the computerized central reservations systems of the airline, hotel and car rental industries to make airline ticket, hotel room and car rental reservations and credit card verifications and confirmations. Any interruption in these third-party services or a deterioration in their performance could impair the quality of our service. If our arrangement with any of these third party were to be terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms.

         Our success depends upon the development and maintenance of superior technology systems and infrastructure.

         In order to be successful, we must provide reliable, real-time access to our systems for our customers and suppliers. As our operations grow in both size and scope, domestically and internationally, we will need to continually upgrade our systems and infrastructure to offer our customers and travel suppliers enhanced products, services, features, and functionality. The expansion of our systems will require additional financial, operational and technical resource expenditures before business volume may reach levels sufficient to yield profitability, with no assurance that the volume of business will increase or that profitability will be achieved. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels or insufficient capacity, any of which could have a material adverse effect on our business, operating results and financial condition.

         The success of our business will depend upon the continued growth of online commerce and the Internet.

         Since we do not intend to provide our service in any other medium than the Internet, our future revenues and profits depend on the widespread acceptance and use of the Internet and online services as a medium for commerce. Rapid growth in the use of the Internet and online services is a recent phenomenon. Such growth may not continue and a sufficiently broad base of consumers may not accept, or continue to use, the Intenet as a medium of commerce. Demand for and market acceptance of recently introduced products involve a high level of uncertainty.

         The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet infrastructure and other technological advances which may evolve to accommodate this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security and the timely development of complementary products for providing reliable Internet access services.

         Our business is exposed to risks associated with online commerce security and credit card fraud.

         Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To transmit confidential information such as customer credit card numbers securely, we will rely upon encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of integrity of our consumer transaction data. Our servers could also be vulnerable to viruses transmitted over the Internet, which if not detected, could create a service interruption.

         Our success depends in large part upon the efforts of a few individuals and our ability to attract, retain and motivate highly skilled employees.

         We depend substantially on the services and performance of our senior management, particularly Paul R. Johnson our Chief Executive Officer, Kaz Chary, our Chief Information Officer and John Moschella our Director of Security. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services any executive officer or other key employees could hurt our business.

         We are controlled by our principal shareholders. The directors and executive officers of the Company own a majority of the outstanding Common Stock in the Company. In particular, Paul R. Johnson and Allied Capital Corporation, and entity controlled by former officer and director William C. Robinson, constitute the largest shareholders of the Company's Common Stock. As a result, Mssrs. Johnson and Robinson may be able to control the election of members of the Company's Board of Directors and generally exercise control over the Company's corporate actions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         See Item 5 below.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On January 21, 2000 the Company elected to increase the number of authorized $.001 par value common stock from 50,000,000 to 500,000,000 shares in order to accommodate the January 21, 2000 acquisition of J.R. Solutions, Inc. The Company filed a Report on Form 8-K reporting this acquisition on January 21, 2000. The Report on Form 8-K contained information required under Item 1 - Change in Control of Registrant, Item 2 Acquisition and Disposition of Assets and Item 5 - Financial Statements, Pro Forma Financial Information and Exhibits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A. Exhibits
                  27.1 Financial Data Schedule

         B. Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 2000             ETRAVELSERVE.COM, INC.

                                    By /s/ Paul R. Johnson
                                    ----------------------
                                       Paul R. Johnson
                                       President and Chief Executive Officer