Form 10-Q
period 2000-03-31
ETRAVELSERVE COM INC
filed 2000-05-22
CIK 1059899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 000-25003

                ETRAVELSERVE.COM, INC. f/k/a REVENGE MARINE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEVADA                                36-3051776
   -------------------------------               -----------------
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

                  YES [X]           NO [ ]


The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of March 31, 2000 as 104,534,201.

                             ETRAVELSERVE.COM, INC.

                         PART I - FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----
Item 1.           Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2000 and June 30, 1999..............................3

                  Consolidated Statements of Operations for the Three Months and Nine Months
                  Ended March 31, 2000 and 1999...................................................................5

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  March 31, 2000 and 1999.........................................................................6

                  Notes to Consolidated Financial Statements...................................................8-12

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................................13-18


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................19

Item 2.           Changes in Securities..........................................................................19

Item 3.           Defaults Upon Senior Securities................................................................19

Item 4.           Submission of Matters to a Vote of Security Holders............................................19

Item 5.           Other Information..............................................................................19

Item 6.           Exhibits and Reports on Form 8-K...............................................................19

Signatures.......................................................................................................20

                                        2



                             etravelserve.com, Inc.
                             ----------------------
                         (Formerly Revenge Marine, Inc.)
                           A Development Stage Company

                          Consolidated Balance Sheets
                          ---------------------------

                                     ASSETS

                                                                   March 31, 2000              June 30, 1999
                                                                     (Unaudited)
                                                                   --------------             --------------
Current Assets
   Cash                                                              $   87,214                 $       --
   Proceeds receivable, discontinued operations                              --                  2,200,000
   Prepaid expenses                                                          --                     60,000
                                                                     ----------                 ----------

     Total Current Assets                                                87,214                  2,260,000
                                                                     ----------                 ----------


Investments, Net                                                      6,000,000                  1,000,000
                                                                     ----------                 ----------


Property and Equipment, Net                                               4,009                      1,796
                                                                     ----------                 ----------




Other Assets
   Deposits                                                               2,671                         --
   Intangible assets, net                                               224,264                      1,700
                                                                     ----------                 ----------

    Total Other Assets                                                  226,935                      1,700
                                                                     ----------                 ----------




          Total Assets                                               $6,318,158                 $3,263,496
                                                                     ==========                 ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          March 31, 2000                June 30, 1999
                                                                            (Unaudited)
                                                                          --------------                -------------
 Current Liabilities
    Cash overdrafts                                                         $         --                $      3,636
    Accounts payable                                                             164,030                     933,557
    Accounts payable--related parties                                            160,714                     127,304
    Accrued liabilities                                                            6,494                     198,744
    Shareholder loans payable                                                     35,097                          --
    Escrow deposits                                                               93,789                          --
    Notes payable--related parties                                               185,000                          --
    Notes payable                                                                     --                   2,116,500
                                                                            ------------                ------------
         Total Current Liabilities                                               645,124                   3,379,741
                                                                            ------------                ------------

Commitments and Contingencies                                                     54,897                      79,000
                                                                            ------------                ------------

 Stockholders' Equity
    Preferred stock, 5,000,000 shares authorized,
       10,016 and 2,718 shares issued and outstanding
       at March 31, 2000 and June 30, 1999, respectively                         488,738                     108,720
    Common stock, 500,000,000 shares authorized,
       104,534,201 and 10,898,810 shares issued and
       outstanding at March 31, 2000 and June 30, 1999,
       respectively                                                              104,534                      10,899
    Additional paid-in-capital                                                10,957,952                   4,354,923
    Retained earnings (deficit)                                               (5,096,980)                 (4,669,787)
    Deficit accumulated during the development stage                            (836,108)                         --
                                                                            ------------                ------------

 Total Stockholders' Equity (Deficit)                                          5,618,137                    (195,245)
                                                                            ------------                ------------

 Total Liabilities and
    Stockholders' Equity                                                    $  6,318,158                $  3,263,496
                                                                            ============                ============

Accompanying notes are an integral part
   of the consolidated financial statements.


                             etravelserve.com, Inc.
                             ----------------------
                          (A Development Stage Company)

                         Consolidated Income Statements
                         ------------------------------
                                   (Unaudited)


                                                Three months ended                Nine months ended
                                                    March 31,                         March 31,            Development
                                               2000            1999             2000             1999      Stage Period
                                           -------------   ------------    ------------    ------------    ------------
Operating Revenue                          $     11,249    $         --    $     11,249    $         --    $     11,249


Selling, General, and Administrative
        Expenses                                847,357                         847,357                         847,357
                                           ------------    ------------    ------------    ------------    ------------

Operating Loss                                 (836,108)                       (836,108)                       (836,108)

Other Income (Expenses), Net                         --                              --                              --
                                           ------------    ------------    ------------    ------------    ------------

Loss from Continuing Operations                (836,108)                       (836,108)                       (836,108)

Loss from Discontinued Operations                    --        (503,486)       (427,193)       (285,322)             --
                                           ------------    ------------    ------------    ------------    ------------


Net Loss                                   $   (836,108)   $   (503,486)   $ (1,263,301)   $   (285,322)   $   (836,108)
                                           ============    ============    ============    ============    ============

Weighted Average Common Shares
   Outstanding                               44,441,247       9,054,600      44,441,247       9,054,600       7,432,535

Basic and Diluted Loss per Common Share:
   Loss from continuing operations         $      (0.02)   $         --    $      (0.02)   $         --    $      (0.11)
   Loss from discontinued operations                 --           (0.06)          (0.01)          (0.03)             --
                                           ------------    ------------    ------------    ------------    ------------
 Net Loss per Share                        $      (0.02)   $      (0.06)   $      (0.03)   $      (0.03)   $      (0.11)
                                           ============    ============    ============    ============    ============

Interim results are not indicative of the
   results expected for a full year.
Accompanying notes are an integral part
   of the consolidated financial statements.

                             etravelserve.com, Inc.
                             ----------------------
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                      -------------------------------------
              For the Nine Months Ended March 31, 2000 and 1999 and
              -----------------------------------------------------
       for the Development Stage Period January 11, 2000 to March 31, 2000
       -------------------------------------------------------------------
                                   (Unaudited)


                                                                                                Development
                                                                    2000             1999      Stage Period
                                                                 -----------    -----------    ------------
Cash Flows From Operating Activities:
Net income (loss)                                                $(1,263,301)   $  (432,322)   $  (836,108)
Adjustments to reconcile net loss to net
----------------------------------------
Cash used by operating activities:
----------------------------------
   Depreciation                                                          277        189,062             --
   Amortization                                                          250         20,721             --
   Stock issued for services                                         792,400             --        792,400
   Increase (decrease) in customer deposits                           93,789        637,208         93,789
   (Increase) decrease in WIP                                             --     (1,133,363)            --
   (Increase) decrease in prepaid expenses                            60,000        142,053             --
   Increase (decrease) in accrued liabilities                        (33,750)         7,846          5,265
   (Increase) decrease in accounts receivable                             --       (497,971)            --
   (Increase) decrease in deposits                                    (2,671)            --         (2,671)
   (Increase) decrease in inventories                                     --       (805,522)            --
   Increase (decrease) in cash overdrafts                             (3,636)            --             --
   Increase (decrease) in contingent liabilities                     (24,103)            --             --
   Increase (decrease) in accounts payable                           323,452        664,877       (184,968)
   (Increase) decrease in other assets                                    --       (242,103)            --
                                                                 -----------    -----------    -----------
Net Cash Provided (Used)
       by Operating Activities                                       (57,293)    (1,449,514)      (132,293)
                                                                 -----------    -----------    -----------

Cash Flows from Investing Activities:
    Additions to Plant, Property & Equipment                          (2,490)    (1,304,787)        (2,490)
    Goodwill from acquisition                                       (216,479)            --       (216,479)
    Other asset purchases                                            (21,784)            --        (21,784)
                                                                 -----------    -----------    -----------
Net Cash Provided (Used)
      by Investing Activities                                       (240,753)    (1,304,787)      (240,753)
                                                                 -----------    -----------    -----------

Cash Flows From Financing Activities:
   Paid in capital withdrawn                                              --        (27,214)            --
   Increase in additional paid in capital                                 --        187,249             --
   Debt proceeds                                                     185,000      2,358,104        185,000
   Principal reductions of debt                                      (75,000)       (66,935)            --
   Stock receivable - cashed                                              --        100,000             --
   Proceeds of related party loans                                   275,260             --        275,260
                                                                 -----------    -----------    -----------
Net Cash Provided (Used)
      by Financing Activities                                        385,260      2,551,204        460,260
                                                                 -----------    -----------    -----------


Accompanying notes are an integral part
   of the consolidated financial statements.


                                                                                                         Development
                                                                2000                   1999             Stage Period
                                                         ----------------       ----------------      ----------------

NET INCREASE (DECREASE) IN CASH                           $        87,214               (203,097)      $        87,214


CASH AT BEGINNING OF PERIOD                                            --                102,793                    --
                                                         ----------------      -----------------      ----------------

CASH AT END OF PERIOD                                     $        87,214       $       (100,304)       $       87,214
---------------------                                    ================      =================      ================


Supplemental Disclosures:
 Noncash Investing and Financing Activities:
--------------------------------------------
    Common stock issued to convert common
       stock options                                      $     5,000,000


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

                           The Company re-entered the development stage after
                  redirecting its business plan toward the internet travel and communication industries. In January 2000, the Company changed its name to etravelserve.com following the acquisition of JR Solutions, Inc. (see Note 7).

                           The accompanying unaudited consolidated financial
                  statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. All significant intercompany accounts have been eliminated in consolidation. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year of for any future period.

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

                           Operations from discontinued operations are as
follows:

                                                                                                For the three months
                                                                                                   Ended March 31,
                                                                                                  ---------------
                                                                                            2000                       1999
                                                                                            ----                       ----
                     Operating Revenues                                                  $        --                $ 2,466,671
                     Cost of Goods Sold                                                                              (2,127,211)
                                                                                         -----------                -----------
                          Gross Profit                                                            --                    339,460
                                                                                                                    -----------

                     Selling, General and Administrative Expenses                                 --                    735,411
                                                                                         -----------                -----------

                     Operating Income (Loss)                                                      --                   (395,951)

                     Other Income (Expenses)                                                      --                   (107,535)
                                                                                         -----------                -----------

                     Income (Loss) from Discontinued Operations                          $        --                $  (503,486)
                                                                                         ===========                ===========



                                                                                                 For the nine months
                                                                                                    Ended March 31,
                                                                                                    ---------------
                                                                                             2000                       1999
                                                                                             ----                       ----


                     Operating Revenues                                                  $   274,826                $ 4,540,348
                     Cost of Goods Sold                                                           --                 (2,614,413)
                                                                                         -----------                -----------
                          Gross Profit                                                       274,826                  1,925,935

                     Selling, General and Administrative Expenses                            702,019                  2,118,881
                                                                                         -----------                -----------

                     Operating Income (Loss)                                                (427,193)                  (192,946)

                     Other Income (Expenses)                                                      --                    (92,376)
                                                                                         -----------                -----------

                     Income (Loss) from Discontinued Operations                          $  (427,193)               $  (285,322)
                                                                                         ===========                ===========

                              Revenge Marine, Inc.
                              --------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
                                   -----------



Note 3 -          Capitalization

                    The capital stock of the corporation at March 31, 2000 was as follows:

                    Series A 8% Non-cumulative Convertible Preferred Stock,
                  $0.001 par value; convertible into Common Stock based on a ratio of 1:12.5; automatically converts into Common Stock in the event of (i) the closing of a firmly underwritten public offering of shares of the Company at a public offering price of at least $1.50 per share and for a total offering of more than $10,000,000 or (ii) a 66 2/3% vote of the Preferred shareholders; authorized 5,000,000 shares; no issued or outstanding at March 31, 2000; liquidation preference equal to $10.00 per share of Preferred stock held plus any declared but unpaid dividends.

                    Series B 10 % Cumulative Convertible Preferred Stock, $40
                  stated value; convertible into Common Stock based on a 40% discount to the bid price as listed on the NASDAQ Bulletin Board on the day of conversion; authorized 75,000 shares; 1,206 shares outstanding at March 31, 2000; liquidation preference equal to the par value of any outstanding shares plus accrued dividends, if any prior to any distributions to Common Stock holders.

                    Series C 10% Cumulative Convertible Preferred Stock, $50
                  stated value, convertible into Common Stock upon closing of a $5,000,000 or greater secondary public offering at a 30% discount to the bid price as listed on the day of conversion; authorized 75,000 shares; no shares issued or outstanding at March 31, 2000; liquidation preference equal to the stated value of the preferred shares held.

                    Series D Convertible Preferred Stock, $50 stated value,
                  convertible into Common Stock upon closing of a $6,000,000 or greater secondary public offering at a 30% discount to the public offering price as listed on the day of conversion or convertible anytime at the holder's discretion at a 30% discount to the 10-day average bid price on the NASDAQ Bulletin Board; authorized 75,000 shares; 8,810 shares issued and outstanding at March 31, 2000; liquidation preference equal to the stated value of the preferred shares held.

                    Common Stock, $0.001 par value, 500,000,000 shares
                  authorized; 104,534,201 shares issued and outstanding at March 31, 2000.

                              Revenge Marine, Inc.
                              --------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
                                   -----------



Note 4 -          Income per Common Share

                    The computations of basic and dilutive income per share were as follows:

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                                    ---------
                                                                                              2000              1999
                                                                                              ----              ----
                     Income (loss) attributable to common shares                         $   (836,108)     $   (503,486)
                                                                                         ------------      ------------

                     Weighted average common shares outstanding                            44,441,247         9,054,600
                                                                                         ------------      ------------

                     Basic and dilutive income (loss) per share                          $      (0.02)     $      (0.06)
                                                                                         ============      ============



                                                                                                Nine Months Ended
                                                                                                    March 31,
                                                                                                    ---------
                                                                                             2000              1999
                                                                                             ----              ----

                     Income (loss) attributable to common shares                         $ (1,263,301)     $   (285,322)
                                                                                         ------------      ============

                     Weighted average common shares outstanding                            44,441,247         9,054,600
                                                                                         ------------      ============

                     Basic and dilutive income (loss) per share                          $      (0.03)     $      (0.03)
                                                                                          ============      ============

                            Common stock equivalents were not included in the
                  computation of weighted average shares outstanding because such inclusion would be antidilutive.


Note 5 -          Commitments and Contingencies

                  Legal Proceedings

                            The Company is engaged in legal proceedings arising
                  from normal business activities. In the opinion of legal counsel, the maximum future liability arising from these proceeding would not exceed $54,897.

                              Revenge Marine, Inc.
                              --------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
                                   -----------



Note 6 -          Related Party Transactions

                  Allied Capital Corporation

                           Since inception, Allied Capital Corporation
                  ("Allied") has periodically advanced cash to the Company and has directly paid legal and other expenses on behalf of the Company. Allied held approximately 36,000,000 shares of the 104,634,201 shares of common stock outstanding at December 31, 1999. Allied is wholly owned by the Desai Vol Robinson Trust. Desai Robinson is the former president of Revenge Marine and is the wife of William C. Robinson, former president and chief executive officer of the Company, who resigned on December 12, 1999. Mr. Robinson is also the president of Capital Markets Alliance, Inc. At December 31, 1999, the Company's total debt to Allied was $345,714.

                  Link Worldwide, Inc.

                           In January 2000, the Company exercised options to
                  purchase 666,666 shares of Link Worldwide, Inc. ("Link"). Paul Johnson, chief executive officer of etravelserve.com, is also the president of Link. On January 24, 2000, the Company exercised the Link options in exchange for etravelserve stock valued at $5,000,000, based on the closing bid price on the NASDAQ Bulletin Board on the date the options were exercised.

Note 7 -          Acquisitions

                  JR Solutions, Inc.

                           In pursuit of its new strategy, on January 11, 2000,
                  the Company acquired JR Solutions, Inc. ("JR") through the exchange of 80,000,000 shares of newly issued Company common stock, in exchange for all of the outstanding shares of JR's common stock. The acquisition was structured as a tax-free reorganization and was accounted for using the purchase method of accounting. As these companies were under common control at the time of the acquisition, the purchase price was based on the historical cost of the assets purchased.


                  Preferred Travel and Tours, Inc.

                           March 7, 2000, the Company acquired all of the
                  outstanding common stock of Preferred Travel and Tours, Inc. ("Preferred Travel") for a purchase price of $185,000. The acquisition was accounted for using the purchase method of accounting. In accordance with Accounting Principles Board ("APB") No. 16, the aggregate purchase price has been allocated to the assets and liabilities of Preferred Travel based upon their fair market values as follows:

                          Working capital, net               $     (31,479)
                          Goodwill                                 216,479
                                                             -------------

                          Total                              $     185,000
                                                             =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         THE FOLLOWING INFORMATION HAS BEEN DERIVED FROM OUR FINANCIAL STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN PART 1-ITEM 1 OF THIS 10-Q. THE DISCUSSION FOLLOWING CONTAINS FORWARD LOOKING STATEMENTS THAT THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THESE FORWARD- LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE SECTION ENTITLED "RISK FACTORS" IN OUR REGISTRATION STATEMENT ON FORM 10 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 28, 1998 (SEC FILE NO. 333-87623) AND THOSE ENUMERATED UNDER MATERIAL CHANGES IN FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY HEREIN.

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

         On March 7, 2000, JR acquired 100% of the stock of Preferred Travel and Tours, Inc., a Florida corporation ("Preferred"), for $185,000 in cash. The acquisition of Preferred provides us with a physical travel agency presence to complement our Internet-based travel services platform.

         We anticipate making further strategic acquisitions in the travel, communication and recreation businesses where such opportunities will provide synergies complementary to our existing core competencies. We will leverage our international relationships to create a unique global, interactive, destination and community site oriented to on-line retailing, advertising, direct marketing and promotion, product and name branding, travel promotions, and provision of value-added marketing services. We intend to develop both business to business ("B2B") and business to consumer ("B2C") market models.

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

         Material Changes in Financial Condition, Results of Operations and Liquidity.

         In June 1999, we resolved to discontinue our marine operations and to sell substantially all of our assets used in the marine business line. We disposed of these assets through the recission of the asset acquisition agreement in which such assets were previously acquired, through two cash settlements occurring in August 1999. Sales of these assets in the amount of $2,200,000 were recognized on the accrual basis of accounting as of the end of our previous fiscal year ended June 30, 1999 as part of the calculation of the loss from the disposal of assets. The income statements for prior year comparative periods were restated in accordance with applicable accounting pronouncements to show the effects on operations in connection with our discontinued business line then and now. Marine operations were formally discontinued in the prior year. As a measure to enhance our business model, on March 7, 2000, we acquired Preferred Travel and Tours, Inc. for $185,000, which has an existing business base and recurring revenue stream. This cash acquisition was funded by a loan from Allied Capital Corporation ("Allied"), one of our majority shareholders. Through this acquisition, which comports well with our stated objective of growing the Company through strategic alliances, our business model has evolved into a "clicks and bricks" platform, a strategy which serves to hedge the market risk of adhering to a pure "Cyber" model.

         Revenues of $11,249 were realized during the quarter ended March 31, 2000, which revenues were attributable to the operations of Preferred. There were no revenues for the corresponding prior period ended March 31, 1999 since the quarter ended March 31, 2000 represents the first such three- month period in our development stage. Selling, general and administrative expenses of $847,357 were incurred during the quarter ended March 31, 2000. During such quarter, 3,962,000 of the Company's shares, valued at $792,400 in accordance with generally accepted accounting principles, were issued to various persons in lieu of cash compensation for services rendered. These expenses were incurred primarily pursuant to the development of our Internet-based platform. The remainder of the operating expenses for the most recent fiscal quarter were attributable to normal operating expenses. As with revenues for the quarter ended March 31, 1999, there were also no selling, general and administrative expenses for the period ended March 31, 1999 since we did not enter the development stage under our new business model until July, 1999.

         We have incurred operating losses and negative cash flow since inception, and we expect this trend to continue in the foreseeable future as we invest in marketing and promotional activities to launch our web site. Since our web site has not yet been launched, there are no operating revenues to report for the nine months ended March 31, 2000 in connection with our prospective e-commerce model. Our acquisition of bricks and mortar Preferred should provide some operating stability and cash flow as we execute our Internet commerce model and grow through further congruent combinations. We do expect that our operating results will be volatile as we build our technology infrastructure and deploy our Web site due to a variety of factors, many of which are out of our control. During the initial phases of implementing our business plan, we will be heavily reliant on external sources of equity and debt financing.

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

                  See Item 5 below.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                  On January 21, 2000 the Company elected to increase the number of authorized $.001 par value common stock from 50,000,000 to 500,000,000 shares in order to accommodate the January 21, 2000 acquisition of J.R. Solutions, Inc. The Company filed a Report on Form 8-K reporting this acquisition on January 21, 2000. The Report on Form 8-K contained information required under Item 1 - Change in Control of Registrant, Item 2 - Acquisition and Disposition of Assets and Item 5 - Financial Statements, Pro Forma Financial Information and Exhibits.

                  On March 7, 2000, JR

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  A.       Exhibits

                                    27.1 Financial Data Schedule

                  B.       Reports on Form 8-K

         Form 8-K filed on May 15, 2000 reporting information under Item 5, Other Events.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 22, 2000             ETRAVELSERVE.COM, INC.

                               By /s/ Paul R. Johnson
                                  ----------------------
                                      Paul R. Johnson
                                      President and Chief Executive Officer