Form 10-Q/A
period 2000-03-31
ETRAVELSERVE COM INC
filed 2000-08-16
CIK 1059899

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q/A
                         Amendment No. 1

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

            COMMISSION FILE NUMBER: 000-25003

      ETRAVELSERVE.COM, INC. f/k/a REVENGE MARINE, INC.
    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

	     NEVADA			      36-3051776
	    --------		     ------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding
12 months(or for such shorter period that the registrant was required to file such reports)and (2) has been subject to such requirements for the past 90 days.

		         YES [X]	NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of March 31, 2000 was 104,534,201.



                              1








                     ETRAVELSERVE.COM, INC.
                   FORM 10-Q/A AMENDMENT NO.1


                       TABLE OF CONTENTS



                                                    PAGES

PART I - FINANCIAL INFORMATION.



EXPLANATORY NOTE.............................         4


PART II - OTHER INFORMATION FINANCIAL STATEMENTS,
    PRO FORMA FINANCIAL INFORMATION AND EXHIBITS.

Item 5.     OTHER INFORMATION:

Other Information Explanation..................        5

FINANCIAL STATEMENTS OF BUSINESS ACQUIRED.

        Financial Statements of Preferred Travel
        and Tours, Inc. as of December 31, 1999
        and 1998 (audited)......................   6-16

        Financial Statements of Preferred Travel
        and Tours, Inc. as of March 31, 2000
        (unaudited).............................  17-19

PRO FORMA FINANCIAL INFORMATION:

        etravelserve.com, Inc. pro forma
        consolidated condensed balance sheet
        as of March 31, 2000 (unaudited)........     20

        etravelserve.com, Inc. pro forma
        consolidated condensed income statement
        for the three months ended March 31, 1999
        (unaudited).............................     21

        etravelserve.com, Inc. pro forma
        consolidated condensed income statement
        for the nine months ended March 31, 1999
        (unaudited).............................     22

        etravelserve.com, Inc. pro forma
        consolidated condensed income statement
        for the three months ended March 31, 2000
        (unaudited).............................     23

        etravelserve.com, Inc. pro forma
        consolidated condensed income statement
        for the nine months ended March 31, 2000
        (unaudited).............................     24
                            2


                  ETRAVELSERVE.COM INC.
                FORM 10-Q/A AMENDMENT NO.1

               TABLE OF CONTENTS (CONTINUED)

PART II- OTHER INFORMATION FINANCIAL STATEMENTS,
         PRO-FORMA FINANCIAL INFORMATION AND EXHIBITS.
         (CONTINUED)


        Notes to pro forma consolidated condensed
        financial statements....................    25-26



Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

        Exhibits................................    27-36

27.1	Financial Data Schedule....................       37

Signature page..................................       38


                            3



                    ETRAVELSERVE.COM, INC.
                  FORM 10-Q/A AMENDMENT NO.1

             For the Nine Months Ended March 31, 2000


EXPLANATORY NOTE: Why we are filing this amendment.

We are filing this Amendment to our Quarterly Report on Form 10-Q for the nine months ended March 31, 2000 to (i) amend our financial statements for the nine months ended
March 31, 2000 and(ii)to include certain pro forma financial information relating to our acquisition of Preferred Travel and Tours, Inc. We hereby amend Part I,
Item 1 and Part II, Items 5 and 6 of our Form 10-Q for the nine months ended March 31, 2000 as follows.


                        4





PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PART II.  OTHER INFORMATION

Item 5.   Other Information

On January 21, 2000 the Company elected to increase the number of authorized $.001 par value common stock from 50,000,000 to 500,000,000 shares in order to accommodate the January 21, 2000 acquisition of J.R.
Solutions, Inc. The Company filed a Report on Form 8-K reporting its acquisition of J.R. Solutions, Inc. on January 21, 2000. The Report on Form 8-K contained information required under Item 1-Change in Control of Registrant,Item 2-Acquisition and Disposition of Assets and Item 5-Financial Statements, Pro Forma
Financial Information and Exhibits.

On March 7, 2000, the Company's wholly owned subsidiary,
J.R. Solutions,Inc. ("J.R.") purchased all of the issued and outstanding shares of capital stock of Preferred Travel and Tours, Inc., a Florida corporation
(Preferred),pursuant to a Stock Purchase Agreement dated as of March 7, 2000 (the Agreement)among J.R. and the owners of all of the capital stock of Preferred.

J.R. acquired all of the capital stock from Preferred shareholders, amounting to 100 shares of $1.00 par value common stock, for a negotiated cash purchase price of $185,000. In addition to the stock purchase, Richard Kreiger, one of the Preferred selling shareholders, was issued 50,000 free trading shares of the Company's $.001 par value common stock. In addition, the Company issued options to purchase the Company's $.001 par value common stock at the exercise price of $.30 per share to the selling shareholders as follows:
(i)Richard Kreiger, 500,000 shares;(ii) Jordan Warner,
100,000 shares; and(iii)Harriet Warner,100,000 shares.

The funds used to pay for the common stock purchased pursant to the agreement were obtained from Allied
Capital Corporation.

Preferred is a travel agency located in Boca Raton, Florida. J.R. will operate the business of Preferred as a subsidiary.

                         5


           PREFERRED TRAVEL & TOURS, INC.

         AND INDEPENDENT AUDITORS REPORT

          AS OF AND FOR THE YEARS ENDED

            DECEMBER 31, 1999 AND 1998


                 TABLE OF CONTENTS
                 -----------------



INDEPENDENT AUDITORS REPORT........................    7

BALANCE SHEET......................................    8

STATEMENT OF OPERATIONS AND RETAINED EARNINGS......    9

STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY.........  10

STATEMENT OF CASH FLOWS.............................  11

SCHEDULE OF GENERAL & ADMINISTRATIVE EXPENSE.......   12

NOTES TO THE FINANCIAL STATEMENTS..................13-16

                      6



                    LARRY LEGEL, CPA
             5100 N. Federal Highway, #409
                 Ft. Lauderdale, FL 33308
                     (954) 493-8900


                INDEPENDENT AUDITORS REPORT
                ----------------------------

To the Board of Directors of
PREFERRED TRAVEL & TOURS, INC.
Boca Raton, FL


I have audited the accompanying balance sheet of Preferred Travel & Tours, Inc. as of December 31, 1999 and 1998, and the related statements of operations and retained earnings, changes in stockholders equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I have conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, the financial position of Preferred Travel
& Tours, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles consistently applied.


/s/Larry Legel
Larry Legel
Certified Public Accountant

August 8, 2000
Ft. Lauderdale, Florida


                             7


               PREFERRED TRAVEL & TOURS, INC.

                        BALANCE SHEET

                            AS OF

                 DECEMBER 31, 1999 AND 1998

                           ASSETS

                                          1999	        1998
                                          ----         ----



Current Assets:
Cash                                   $ 103 596    $	  363
                                         -------        ---
Total Current Assets	                    103 596        363
                                         -------        ---
Other Assets:
Property and Equipment, net			             2 926     	5 837
Goodwill, net			                           6 968      7 601
Deposits			                                2 671      2 676
                                           -----      -----
     Total Other Assets	                  12 565     16 114
                                          ------     ------

	   Total Assets	                      $ 116 161   $ 16 477
                                         =======     ======
                  LIABILITIES AND SHAREHOLDERS EQUITY

                             LIABILITIES
Current Liabilities:
Commissions and Vendors Expenses
 Payable	                           $	89 140  $	   -
Accrued Expenses		                     1 257
                                       -----
	Total Current Liabilities		          90 397
                                      ------
Long Term Liabilities:
Note Payable, Shareholder		           	70 097    75 847
                                       ------    ------
	Total Long Term Liabilities		         70 097    75 847
                                       ------    ------
		Total Liabilities                 $ 160 494 $  75 846
                                      =======    ======
  SHAREHOLDERS EQUITY (DEFICIT)
Common Shares, $1 par value,
1,000 Shares Authorized, 100 Shares
 Issued and Outstanding		           $	    100 $	    100
Retained Earnings (Deficit)           (44 433)  (59 469)
                                       ------    ------
  Total Shareholders Equity (Deficit) (44 433)  (59 369)
                                       ------    ------
	Total Liabilities and Shareholders
      Equity		                      $ 116 161  $ 16 477
                                      =======    ======

                              8
The accompanying notes are an integral part of the consolidated financial statements



             PREFERRED TRAVEL & TOURS, INC.

     STATEMENT OF OPERATIONS AND RETAINED EARNINGS

            AS OF AND FOR THE YEARS ENDED

              DECEMBER 31, 1999 AND 1998





                                       1999          1998
                                       ----          ----

Commissions Income	                 $  504 949	  $ 469 995

Commissions & Vendor's Expense	        305 451  	  319 656
                                       -------     -------
	Gross Profit                          199 498	    150 339
                                       -------     -------
Expenses
	General and Administrative,
    Schedule, Page 12	                 184 462	    157 675
	                                      -------      -------

	Income (Loss) Before Taxes              15 036     (7 336)

	Income Taxes, see note	                      0	         0
                                            ---        ---

	NET INCOME (LOSS)	                   $  15 036	 $  (7 336)

Retained Earnings (Deficit),
 beginning of year			                   (59 469)	  (52 133)
                                         ------     ------
Retained Earnings (Deficit),
 end of year		                        $ (44 433) $ (59 469)
                                         ======     ======
Basic and Fully Diluted Earnings
 (Loss) Per Share	                    $   15.04  $   (7.34)
                                          =====       ====

                               9
	The accompanying notes are an integral part of the consolidated financial statements



                 PREFERRED TRAVEL & TOURS, INC.

           STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY

                    AS OF AND FOR THE YEARS ENDED

                    DECEMBER 31, 1999 AND 1998

                   Common Stock      Retained         Total
               Number of             Earnings      Shareholders
                 Shares      Value  (Deficit)         Equity
                                                     (Deficit)

Balance December
 31, 1997		 100     $  100   $(52 133)      $ (52 033)

Net Income (Loss) for
 the Year Ended December
  31, 1998                            (7 336)         (7 336)
                   ---        ---      -----           -----
Balance December
 31, 1998          100     $  100	 (59 469)        (59 369)

Net Income for the Year
 Ended December
 31, 1999                             15 036          15 036
                    ---        ---    ------          ------
Balance December
 31, 1999           100     $  100  $(44 433)       $(44 333)
                    ===        ===    ======          ======
Weighted Average
 Number of Shares
 Outstanding During
 1998               100
                    ===
Weighted Average
 Number of Shares
 Outstanding During
 1999               100
                    ===

                           10
The accompanying notes are an integral part of the
           consolidated financial statements





                 PREFERRED TRAVEL & TOURS, INC.

                     STATEMENT OF CASH FLOWS

                   AS OF AND FOR THE YEARS ENDED

                    DECEMBER 31, 1999 AND 1998

                                          1999	       1998
                                          ----        ----


 CASH FLOWS FROM OPERATING ACTIVITIES
	Net Earnings (Loss) from
    Operations                        $  15 036   $  (7 336)
      Add Back Depreciation and
      Amortization                        3 544       2 992
                                          -----       -----
                                         18 580	     (4 344)
                                         ------       -----

Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Other Assets          5		         -
 Increase in Accounts Payable		          89 140
 Increase(Decrease)in Accrued Expense     1 258      (3 922)
                                          -----       -----
Net Cash Flow from Operations	   	       90 403	     (3 922)
                                         ------       -----
CASH USED IN INVESTING ACTIVITIES
 (Purchase of) Furniture, Fixtures
   & Equipment                                -      (4 596)
                                            ---       -----
Net Cash used in Investing Activities	               (4 596)

CASH USED IN FINANCING ACTIVITIES
  Increase in (Repayments of) Loans
  from Shareholder                       (5 750)     16 552
 (Repayments of)Notes	                        -      (3 712)
                                            ---       -----
Net Cash used in Financing Activities    (5 750)     12 840
                                          -----      ------

  Increase (Decrease) in Cash	         $103 233	   $ 	  (22)

  Cash at Beginning of year	           $	   363   	  	  385
                                            ---         ---
  Cash at End of Year	                 $103 596	   $    363
                                        =======         ===



                           11
	The accompanying notes are an integral part of the consolidated financial statements


                 PREFERRED TRAVEL & TOURS, INC.

             SCHEDULE OF GENERAL & ADMINISTRATIVE EXPENSE

                       FOR THE YEARS ENDED

                    DECEMBER 31, 1999 AND 1998


                                    1999		        1998
                                    ----          ----
Automobile Expense              $  6,105      $  6,066
Bank Charges                       1,001		       1,054
Contributions		                    4,522	 	          -
Equipment Rental		                 2,172		       2,040
Insurance		                        4,301		       4,758
Interest Expense		                 6,718	       10,002
Postage & Delivery		               5,667		       3,796
Rent	                             28,767	       29,075
Payroll Taxes	                    14,378	        3,716
Telephone	                        17,029	       15,916
Utilities		                        2,721		       2,195
Salaries & Wages	                 74,893	       45,693
Office Expense	                    8,370	       22,746
Depreciation & Amortization	       3,544		       2,992
Dues & Subscriptions		                 -		       1,072
Printing		                           719		       1,971
Repairs	 	                           579		       1,494
Other Expenses		                   2,976		       3,089
                                   -----         -----

Total General & Administrative
 Expense	                       $184,462	    $ 157,675
                                 =======       =======

                                12
     The accompanying notes are an integral part of the consolidated financial statements


             PREFERRED TRAVEL & TOURS, INC.

           NOTES TO THE FINANCIAL STATEMENTS

              AS OF AND FOR THE YEARS ENDED

                DECEMBER 31, 1999 AND 1998


HISTORY OF THE CORPORATION AND RELATED PARTY
 TRANSACTIONS

Preferred Travel & Tours, Inc. is a Florida Corporation incorporated on December 12, 1995. The Company is a travel agency located in Boca Raton, Florida. The Company intends to expand its travel agency operations.

On March 7, 2000 J.R. Solutions, Inc. (J.R.) purchased all of the issued and outstanding shares of capital stock of Preferred Travel and Tours, Inc. (Preferred), pursuant to a Stock Purchase Agreement among J.R. and the owners of all of the capital stock of Preferred.

The Company became a wholly owned subsidiary of J.R.
Solutions, Inc., as of March 7, 2000. J.R. Solutions,
Inc. is itself a wholly owned subsidiary of etravelserv.com, Inc.(etravel).

J.R. acquired all of the capital stock from Preferred shareholders, amounting to 100 shares of $1.00 par value common stock, for a negotiated cash purchase price of $185,000. In addition to the stock purchase, Richard
Kreiger, one of the Preferred selling shareholders, was issued 50,000 free trading shares of etravel's
$.001 par value common stock. In addition, etravel issued options to purchase etravel's $.001 par value common stock at the exercise price of $.30 per share to the selling shareholders as follows: (i) Richard Kreiger, 500,000 shares; (ii) Jordan Warner, 100,000 shares and
(iii) Harriet Warner, 100,000 shares.

SIGNIFICANT ACCOUNTING POLICIES

Income from travel agency and related expenses are recorded on a cash basis for annual financial statement and tax purposes.

The Company adopted the provisions of the Financial
Accounting Standards Board Statement Number 95
Statement of Cash Flow.

The Company considers all cash held in bank to be a cash equivalent.

              PREFERRED TRAVEL & TOURS, INC.

                NOTES TO THE FINANCIAL STATEMENTS

              AS OF AND FOR THE YEARS ENDED

               DECEMBER 31, 1999 AND 1998


PROPERTY EQUIPMENT AND INTANGIBLES

Property, Equipment and Intangibles are carried at cost.
Depreciation and amortization is provided using accelerated and straight-line methods over the following useful lives:

Office Furniture............7 years
Office Equipment............5 years
Intangibles(Goodwill)......15 years

FAIR VALUE OF FINANCIAL STATEMENTS

The Companys financial instruments consist principally of cash and accounts payable. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of December 31, 1999 and 1998. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

NET INCOME PER COMMON SHARE

In 1997 the Company adopted SFAS No. 128 Earnings
Per Share. SFAS No. 128 (the Statement) establishes standards for computing and presenting earnings per share (EPS). This Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. This
Statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

            PREFERRED TRAVEL & TOURS, INC.

           NOTES TO THE FINANCIAL STATEMENTS

            AS OF AND FOR THE YEARS ENDED

             DECEMBER 31, 1999 AND 1998

INCOME TAXES

The Company had previously elected to be an S
Corporation under IRC Section 1362(a). No income tax was paid by the Company. Income or loss of the Company was passed through to the shareholders. Therefore, no provision or liability for Federal or State income taxes has been included in the financial statements through December 31, 1999.

The year end of the Company for tax purposes is December
31 st.

Subsequent to year end, on March 7, 2000, the Company invalidated its S Corporation status when all of the outstanding shares were sold to a corporation, J.R.
Solutions, Inc., which then became the parent corporation of the Company and the Company became a wholly owned subsidiary.

Management has indicated that a stub period S
Corporation income tax return from January 1 to March 7, 2000 will be filed for the Company as its final S Corporation return.

Thereafter, the Corporation is responsible for corporate income taxes from March 7, 2000 forward.
However, management has determined that the Company will file consolidated income tax returns with its parent corporation. No provision for income taxes has been made for the years 1999 or 1998.

INDEBTEDNESS

There were no borrowings from unrelated third parties for the years ended December 31, 1999 and 1998. The interest expense was $6,718 for 1999 and $10,002 for 1998. See Related Party Transactions Note.

LITIGATION

The Company is not involved in any asserted or unasserted claims or actions arising out of the normal course of its business that in the opinion of the Company, based upon knowledge of facts and advice of counsel, will result in a material adverse effect on the Companys financial position.

COMMON STOCK OPTIONS

There have been no stock options granted by the Company.
However, the parent corporation of the parent corporation of the Company has issued stock options to certain key employees and to former shareholders of the Company.
See Related Party Transactions Note.

           PREFERRED TRAVEL & TOURS, INC.

         NOTES TO THE FINANCIAL STATEMENTS

          AS OF AND FOR THE YEARS ENDED

            DECEMBER 31, 1999 AND 1998

COMMITMENTS AND CONTINGENCIES

The Company carries liability insurance coverage which it considers sufficient to meet regulatory and consumer requirements and to protect the Companys employees, assets and operations.

The Company, in the ordinary course of conducting its business, is subject to various state and federal requirements. In the opinion of management, the Company is in compliance with these requirements.

The Companys office is located in Boca Raton, Florida.
The Company had an operating lease on its old offices through May 31, 2000. On March 7, 2000 the Company was acquired by JR Solutions, Inc. See Related Party
Transactions Note.

Effective June 1, 2000 the parent corporation of the parent corporation of the Company entered into a new lease on a new office, also in Boca Raton, Florida.

The future minimum payments reported below primarily reflect the future cost of lease payments which are actually not obligated by the Company but by the Companys parent corporation. As it has been the policy of etravel, the parent corporation of the parent corporation, to date, to charge the Company for the rent for the office space which is being used by the Company, future minimum payments by year and in the aggregate under a capital noncancellable operating lease with a term of five years are as follows:

               2000        $ 49,162
               2001          82,228
               2002         	84,695
               2003	         87,235
               2004	         89,853
                             ------
                Total      $393,173
                            =======

Y2K MATTERS

During 1998 and 1999 the Securities and Exchange
Commission (SEC) had expressed concern in general over potential Year 2000 problems. As of December 31,
1999 and 1998 management is of the opinion that the Company did not and will not suffer any problems of a material nature as a result of any Y2K problems.

              PREFERRED TRAVEL & TOURS, INC.
                      BALANCE SHEET
                 AS OF MARCH 31, 2000
                       (Unaudited)

                          ASSETS

Current Assets:
 Cash                                         $     936
                                                    ---
 Total Current Assets                               936
                                                    ---
Other Assets:
 Property & Equipment, Net                        2,525
 Goodwill, Net                                    6,810
 Deposits                                         2,671
                                                  -----
 Total Other Assets                              12,007
                                                 ------
Total Assets                                  $  12,942
                                                 ======


LIABILITIES & SHAREHOLDERS EQUITY


Liabilities
 Commissions & Vendors Expense               $     657
                                                   ---
 Total Current Liabilities                         657

Long Term Liabilities
 Note Payable, Shareholder                           0
                                                   ---
 Total Liabilities                                 657
                                                   ---
Shareholders Equity (Deficit)
 Common Shares, $1 par value,
 1,000 shares authorized, 100
 Shares issued & outstanding                       100
 Paid In Capital                                70,097
 Retained Earnings (Deficit)                   (57,912)
                                                ------
 Total Liabilities &
  Shareholders Equity                        $  12,942
                                                ======

                             17



                  PREFERRED TRAVEL & TOURS, INC.
            STATEMENT OF OPERATIONS AND RETAINED EARNINGS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000
                            (Unaudited)

Commission Income			               	$   223,614
Commission and Vendor Expense                       180,613
                                                    -------
Gross Profit                                         43,001

Expenses
 General & Administrative                            56,480
                                                     ------
 Income(Loss)Before Taxes                           <13,479>
 Income Taxes                                             0
                                                     ------
 Net Income(Loss)                               $   <13,479>
                                                     ======

Retained Earnings(Deficit)
 Beginning of Period                                <44,433>

Retained Earnings(Deficit)
 End of Period                                  $   <57,912>

Basic & Fully Diluted
 Earnings(Loss)Per Share                        $   <134.79>
                                                     ======

                                18



                  PREFERRED TRAVEL & TOURS, INC.
                      STATEMENT OF CASH FLOW
           FOR THE THREE MONTHS ENDED MARCH 31, 2000
                          (Unaudited)


Cash Flows from
 Operating Activities
 Net Income (Loss)                              $    <13,479>
Adjustments to
 Reconcile net income
 To net cash provided
 By operating activities
 Depreciation & Amortization                             559
 Commissions & Vendor Expense
  Liability                                          <88,484>
 Accrued Expenses                                     <1,257>
                                                      -------
 Net cash (used in) operations                      <102,660>
                                                     -------

Cash Flows from Investing
 Activities
                                                     -------
 Net cash used in investing                                0

                                                     -------
Cash Flows from Financing
 Activities
 Principal Payments to Shareholder
  Loan                                               <70,097>
 Proceeds from Paid-in Capital                        70,097
                                                      ------
 Net cash provided by financing                            0
                                                      ------

 Net Increase <Decrease> in cash                    <102,660>
                                                     =======
Summary

 Cash Balance at End of Period                           936
 Cash Balance at Beginning of Period                 103,596
                                                     -------
 Net Increase <Decrease> in cash                $   <102,660>

                                                     =======

                            19


                     etravelserve.com, Inc.
                (Formerly Revenge Marine, Inc.)
                   A Development Stage Company

         PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEET
                         MARCH 31, 2000
                          (Unaudited)

                                                        (b)
                         (a)              (d)        Pro Forma
                   etravelserve.com    Pro Forma   Consolidated
                   and subsidiaries   Adjustments     Company
                   ----------------   -----------     -------
ASSETS
Current Assets
  Cash                $    87,214     $      -   $     87,214
                           ------          ---         ------
Fixed Assets, Net           4,009            -          4,009
                            -----          ---          -----
Investments, Net        6,000,000            -      6,000,000
                        ---------          ---      ---------
Goodwill and other
 intangible assets, net   224,264      (22,725)       201,539
                          -------       ------        -------
Other Assets                2,671            -          2,671
                            -----          ---          -----
     Total Assets     $ 6,318,158    $ (22,725)  $  6,295,432
                        =========       ======      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Total Current
 Liabilities          $   645,124    $       -   $    645,124
                          -------          ---        -------
Commitments and
 Contingencies             54,897            -         54,897
                           ------          ---         ------
Shareholders Equity
 Preferred stock          488,738            -        488,738
 Common stock             104,534            -        104,534
 Additional paid-in
  capital              10,957,952            -     10,957,952
 Retained earnings
  (deficit)            (5,933,088)     (22,725)    (5,955,813)
                        ---------       ------      ---------
  Total Stockholders
    Equity              5,618,136      (22,725)     5,595,411
                        ---------       ------      ---------
  Total Liabilities
    and Stockholders
    Equity            $ 6,318,158  $   (22,725)  $  6,295,432
                        ---------       ------      ---------

                    See accompanying notes
                             20




                   etravelserve.com, Inc.
               (Formerly Revenge Marine, Inc.)
                A Development Stage Company

      PRO FORMA CONSOLIDATED CONDENSED INCOME STATEMENT
               THREE MONTHS ENDED MARCH 31, 1999
                           (Unaudited)

                                                     (e) (f)
                                          (g)       Pro Forma
                          Preferred    Pro Forma  Consolidated
          etravelserve.com  Travel    Adjustments    Company
          ----------------  ------    -----------    -------

Operating Revenue  $    -  $ 105,923  $      -    $   105,923

Selling, General,
 and Administrative
 Expenses               -    157,834     5,871        163,706
                      ---    -------     -----        -------
Operating Income
 (Loss)                 -    (51,911)   (5,871)       (57,783)
                      ---     ------     -----         ------
Other Income
 (Expenses), Net        -          -         -              -
                      ---        ---       ---            ---
Net Income(Loss)
 from Continuing
 Operations       $     -  $ (51,911)$  (5,871)   $   (57,783)
                      ===     ======     =====         ======

Weighted Average
 Common Shares
 Outstanding    9,054,600                           9,054,600
                =========                           =========

Basic and Diluted
 Loss per Common
 Share from Continuing
 Operations             -                               (0.01)
                      ===                                ====

                 See accompanying notes
                         21


                etravelserve.com, Inc.
           (Formerly Revenge Marine, Inc.)
               A Development Stage Company

       PRO FORMA CONSOLIDATED CONDENSED INCOME STATEMENT
               NINE MONTHS ENDED MARCH 31, 1999
                        (Unaudited)


                                                    (e) (f)
                                          (g)      Pro Forma
                          Preferred    Pro Forma  Consolidated
          etravelserve.com  Travel    Adjustments    Company
          ----------------  ------    -----------    -------

Operating Revenue  $    -  $ 338,332  $      -    $   338,332

Selling, General,
 and Administrative
 Expenses               -    397,828    17,614        415,442
                      ---    -------    ------        -------
Operating Income
 Loss                   -    (59,496)  (17,614)       (77,110)
                      ---     ------    ------         ------
Other Income
 (Expenses), Net        -          -         -              -
                      ---        ---       ---            ---
Net Income(Loss)
 from Continuing
 Operations        $    - $  (59,496) $(17,614)   $   (77,110)
                      ===     ======    ======         ======

Weighted Average
 Common Shares
 Outstanding    9,054,600                           9,054,600
                =========                           =========

Basic and Diluted
 Loss per Common
 Share from Continuing
 Operations             -                               (0.01)
                      ===                                ====

                   See accompanying notes
                            22

                  etravelserve.com, Inc.
              (Formerly Revenge Marine, Inc.)
                A Development Stage Company

   PRO FORMA CONSOLIDATED CONDENSED INCOME STATEMENT
           THREE MONTHS ENDED MARCH 31, 2000
                      (Unaudited)


                                                      (e) (f)
                                          (g)        Pro Forma
                             Preferred  Pro Forma  Consolidated
             etravelserve.com  Travel  Adjustments    Company
             ----------------  ------  -----------    -------

Operating Revenue  $       -  $ 102,175 $      -    $ 102,175

Selling, General,
 and Administrative
 Expenses            826,595     94,185    5,871      926,651
                     -------     ------    -----      -------
Operating Loss      (826,595)     7,990   (5,871)    (824,476)

Other Income
 (Expenses), Net           -          -        -            -
                         ---        ---      ---          ---
Net Income(Loss)   $(826,595) $   7,990 $ (5,871)   $(824,476)
                     =======      =====    =====      =======

Weighted Average
 Common Shares
 Outstanding      44,441,247                       44,441,247
                  ==========                       ==========

Basic and Diluted
 Loss per Common
 Share from Continuing
 Operations        $   (0.02)                       $   (0.02)
                        ====                             ====

                 See accompanying notes
                           23



                    etravelserve.com, Inc.
                (Formerly Revenge Marine, Inc.)
                   A Development Stage Company

         PRO FORMA CONSOLIDATED CONDENSED INCOME STATEMENT
                 NINE MONTHS ENDED MARCH 31, 2000
                           (Unaudited)


                                                      (e) (f)
                                          (g)        Pro Forma
                             Preferred  Pro Forma  Consolidated
             etravelserve.com  Travel  Adjustments    Company
             ----------------  ------    -----------   -------

Operating Revenue  $       -  $ 490,140  $       -  $ 490,140

Selling, General,
 and Administrative
 Expenses            826,595    364,728     17,614  1,208,937
                     -------    -------     ------  ---------
Operating Income
 (Loss)             (826,595)   125,412    (17,614)  (718,797)

Other Income
 (Expenses), Net           -          -          -          -
                         ---        ---        ---        ---
Net Income(Loss)
 from Continuing
 Operations       $ (826,595) $ 125,412 $  (17,614) $(718,797)
                     =======    =======     ======    =======

Weighted Average
 Common Shares
 Outstanding      44,441,247                       44,441,247
                  ==========                       ==========

Basic and Diluted
 Loss per Common
 Share from Continuing
 Operations       $    (0.02)                       $   (0.02)
                        ====                             ====


                        See accompanying notes
                                24




                        etravelserve.com, Inc.

              Notes To Pro Forma Consolidated Condensed

                        Financial Statements

                            (Unaudited)

Unaudited Pro Forma Consolidated Condensed Financial
Statements

The pro forma consolidated condensed financial statements are presented to illustrate the effects of the acquisition on the historical financial position and operating results of etravelserve.com, Inc. and Preferred Travel and Tours, Inc. as if the acquisition had occurred on July 1, 1998.

The pro forma consolidated condensed financial statements are presented for informational purposes only and are not necessarily indicative of the financial position or results of operations that would have occurred had the acquisition been consummated on July 1, 1998. In addition, the pro forma consolidated condensed financial statements are not necessarily indicative of the future financial condition or operating results of etravelserve.com, Inc.

The pro forma adjustments are described in the accompanying notes and are based upon available information and certain assumptions that the company believes are reasonable. The pro forma consolidated condensed financial statements should be read in conjunction with the separate historical financial statements and notes thereto of etravelserve.com, Inc.
and Preferred Travel and Tours, Inc.

Special Notes to the Unaudited Pro Forma Consolidated
Condensed Balance Sheet to Report Assumptions Made:

a)	Reflects the historical financial position of
etravelserve.com, Inc. and its subsidiary, JR
Solutions, Inc.; and Preferred Travel and Tours,
Inc., which is itself a subsidiary of JR Solutions, Inc. at March 31, 2000.

b)	Reflects the pro forma financial position of
etravelserve.com, Inc. and its subsidiary JR
Solutions, Inc.; and Preferred Travel and Tours,
Inc., which is itself a subsidiary of JR Solutions, Inc. at March 31, 2000, assuming the acquisition occurred on July 1, 1998.

c)	The allocation of the purchase price, assuming the
acquisition occurred on July 1, 1998, is as follows:

      Working Capital, net         $    (49,853)
      Goodwill                          234,853
                                        -------
      Total                        $    185,000
                                        =======

                             25


                    etravelserve.com, Inc.

           Notes To Pro Forma Consolidated Condensed
                     Financial Statements
                           (Unaudited)


Notes to the Unaudited Pro Forma Consolidated Condensed
Balance Sheet(Continued)

     d) Pro forma adjustments to record the acquisition as of July 1, 1998 reflect a net decrease of $22,725 in the net carrying amount of goodwill at March 31, 2000, calculated as follows:

   Increase in carrying
     amount of goodwill            $    18,374
   Increase in accumulated
     amortization of good will         (41,099)
                                        ------
   Total                           $   (22,725)
                                        ======

Special Notes to the Unaudited Pro Forma Consolidated
Condensed Income Statements to Report Assumptions Made:

e)	  The income statements for etravelserve.com, Inc.
reflect the historical operating results of etravelserve.com, Inc. and its wholly owned subsidiary, JR Solutions, Inc.

f)	  The pro forma consolidated condensed income
     statements only reflect the results of continuing operations of the companies and do not include the discontinued marine operations described in
     Note 2.

g)	  Pro forma adjustments to record the acquisition
     date as of July 1, 1998 reflect an increase in amortization of goodwill of $5,871 for the three months ended March 31, 2000 and 1999 and $17,614 for the nine months ended March 31, 2000 and 1999.

                               26



 EXHIBITS

1.	Reports on Form 8-K

1. The Company filed a Report on Form 8-K reporting its acquisition of J.R. Solutions, Inc. on January 21, 2000. The Report on Form 8-K contained information required under Item 1-Change in Control of Registrant; Item 2-Acquisition and Disposition of Assets; and Item 5-Financial Statements,
Pro Forma Financial Information and Exhibits. Form 8-K was filed on May 15, 2000 reporting information under
Item 5, Other Events.

                             27


                   STOCK PURCHASE AGREEMENT

                           Exhibit 2.1

THIS STOCK PURCHASE AGREEMENT is entered into on March 7,
2000, by and between RICHARD KRIEGER, JORDAN WARNER and
HARRIET WARNER ("Sellers") and JR SOLUTIONS, INC., a
Delaware corporation ("Buyer").

Sellers own all of the outstanding common stock (collectively, the "Shares") of PREFERRED TRAVEL AND TOURS, INC., a Florida corporation ("the Company"). Buyer wishes to purchase and Sellers wish to sell the Shares.

THEREFORE, in consideration of the mutual promises, covenants and conditions set forth herein, the parties hereby agree as follows:

1.	Purchase and Sale of the Shares.  Upon the terms and
subject to the conditions set forth in this Agree-ment, Sellers agree to sell and deliver the Shares to Buyer and Buyer agrees to purchase the Shares from Sellers, free and clear of all liens, charges or encumbrances of any kind or nature whatsoever. The purchase and sale shall take place at a closing (the Closing) to be held at the offices of Buyers attorneys on March 7, 2000 (the Closing Date).

2.	Purchase Price and Payment.  The total purchase price
to be paid by Buyer for the Shares shall be $185,000 in cleared funds.

3.	Assets of the Company.  The assets to be owned by
the Company on the Closing Date shall include all assets of any nature used or owned by the Company in the conduct of its business, in-cluding without limitation, all sales and service agreements with customers, suppliers, forwarders and others, product inventory, furniture, fixtures, equipment, accounts receivable, work in process, customer deposits, trade names, goodwill, customer lists, leasehold interests (including the lease for the Company's business premises), leasehold improvements, signs, tools, photocopy machines, telephone numbers, telephones and related equipment, storage facilities, office supplies, reference manuals and catalogs, sales training materials, video tapes, and other tangible and intangible assets used or useful in the Company's business, all free and clear of any liens and encumbrances other than liabilities for payment of commissions or over-rides from accounts receivable, and for provision of services for which customer deposits have been received, which liabilities will remain liabilities of the Company.

4.	Representations and Warranties of Sellers.
Sellers represent and warrant to the Buyer that each of the following items is true and correct as of the date hereof and will be true and correct as of the Closing Date. The obligation of Buyer to consummate the transaction described herein is conditioned upon each of the following representations and warranties being true in all material respects as of the Closing
Date.


                      28

            STOCK PURCHASE AGREEMENT

                   Exhibit 2.1

                     (Continued)

4.01	Good Standing.  The Company is a corporation
duly organized and existing and in good standing under the laws of the State of Florida, and is duly authorized to carry on its business and to own and lease its properties as and in the places where such properties are now owned, leased or operated. The
Company has never had and does not now have any subsidiaries.

4.02	Title to Assets.  The Company has good and
marketable title to its assets as described above, subject to no mortgage, conditional sales agreement, charges, liens, or encumbrances, or any other assignment of rights and/or interests.

4.03	Financial Statements.  Attached hereto as
Schedule 4.03 are the Company=s balance sheet as of December 31, 1999, and the Company=s income statement for the period ended December 31, 1999.
Such financial statements (including any related schedules and/or notes) are true and correct in all material respects, and show all liabilities, direct and contingent, required to be shown in accordance with the principles of GAAP, subject to year end adjustments. From the date of such financial statements to the date of this Agreement, there has been no material change in the assets, liabilities, financial condition, business or prospects of the Company from that reflected in such financial statements, other than changes in the ordinary course of business, none of which have been, either in any case or in the aggregate, materially adverse. Within 60 days of the Closing
Date, Sellers will cause to be prepared and delivered to Buyer audited financial statements for the Company as of and for the fiscal years ended December 31, 1998 and 1999.

4.04	Title to Shares.  Sellers have and will convey
to Buyer at the Closing good and marketable title to the Shares, free and clear of any and all liens, trusts, claims, charges, restrictions, security agreements and other encumbrances of any kind or nature whatsoever. The Shares represent all of the outstanding stock of the Company. There are no out-standing options, rights or agreements of any kind relating to the issuance, sale or transfer of any capital stock or other equity security of the Company to any person.

4.05	Bank Accounts.  Schedule 4.05 attached hereto
sets forth the names and locations of all financial
institutions (and the names of the accounts therein)
at which the Company maintains safe deposit boxes or
accounts of any nature and the names of all persons
authorized to make withdrawals therefrom or have
access thereto.
                     29


           STOCK PURCHASE AGREEMENT
                 Exhibit 2.1
                 (Continued)

4.06	Leases and Contracts.  Except as listed on
Schedule4.06, the Company is not a party to any written or oral (i) contract not made in the ordinary course of business, (ii) employment contract which is not terminable without cost or other liability to the Company upon notice of thirty (30) days or less, (iii) contract with any labor union, (iv) bonus, pension, profit-sharing, retirement, share purchase, hospitalization insurance or similar plan providing employee benefits, (v) lease or sublease with respect to any property, real or personal, whether as lessor or lessee, (vi) advertising contract or contract for public relations services, (vii) continuing contract for the purchase of materials, supplies or equipment, or (viii) contract continuing for a period of more than thirty (30) days or which is not terminable without cost or other liability to the Company or its successors. Copies of all such leases and contracts (including all amendments and modifi-cations thereto) will be furnished to Buyer within 10 days of the date of this Agreement.
Such leases and contracts are valid, enforceable and in full force and effect, and the Company and all other parties thereto are not now in ma-terial default or materially in arrears in the performance or satisfaction of any agreement or condition on their respective parts to be performed or satisfied thereunder.

4.07	Current Employees.  Schedule 4.07 is an accurate
and complete list of all salaried employees of the Company and the title and salary of each. The
Company is not in default with respect to any obligation due to any such person.

4.08	Insurance.  Schedule 4.08 attached hereto is
an accurate and complete list and brief description of all policies of fire, liability and other forms of insurance held by the Company.

4.09	Tax Filings and Payment. The Company has
filed all federal, state and local governmental tax returns required to be filed in accordance with applicable law and has paid all taxes and assessments (including, without limitation, income, excise, unemployment, social security, occupation, franchise, property, sales, and import taxes, duties or charges and all penalties and interest in respect thereto) required to have been paid to date. Sellers agrees to indemnify Buyer and the Company for any federal, state or local tax liability not fully set forth and provided for in the Companys financial state-ments.

4.10	Litigation.  There are no legal, quasi-judicial
or administrative actions, suits or proceedings of
any kind or nature now pending or threatened before
any court or administrative body in any manner
involving the Company or any of its assets or
shares of capital stock, or which may adversely
affect the power or authority of Sellers to transfer
the Shares in accordance with this Agreement.
                     30

             STOCK PURCHASE AGREEMENT
                    Exhibit 2.1
                     (Continued)

4.11	No Breach.  The consummation of the transactions
contemplated by this Agreement and compliance with the provisions hereof will not conflict with or result in a breach of the terms, conditions or provisions of, any order of any court or other agency of government, the charter or bylaws of the Company, or any note, debenture, mortgage, loan agreement or other instrument to which Sellers or the Company is a party, or by which it is bound, or result in the creation or imposition of any lien, charge or encumbrance of any kind whatsoever on any of the assets of the Company.

4.12	No Broker.  No broker, finder or other
intermediary has acted on behalf of Sellers in connection with the transactions contemplated herein, or is owed any fee or other compensation as a result of this transaction.

4.13	Compliance with Laws.  The Company has complied
with, and is not in violation of, any federal, state or local statutes, laws or regulations applicable to the conduct of its business.

4.14	Survival.  All representations and warranties
contained herein will be true in all material respects as of the Closing as though made at such time and will survive the consummation of the transactions contemplated by this Agreement.

4.15	Indemnity.  Sellers agree to indemnify and hold
Buyer harmless from and against any and all losses, claims, demands, liabilities, suits, actions, costs and expenses (including, without limitation, reasonable attorneys' fees, expenses and court costs) arising out of the inaccuracy of any of Sellers representations or warranties contained herein.

5.	Covenants of Sellers.  Sellers represent and covenant
to Buyer that pending completion of the transaction contemplated hereby and as of the Closing Date:

5.01	Each representation and warranty set forth in
Section 4 hereof shall be true and correct in all material respects.

5.02	Sellers will cause the Company to maintain
itself at all times up to and including the Closing
Date as a duly licensed corporation in good standing under the laws of its state of incorporation.

5.03	Sellers will cause the Company to function
in the ordinary course of business and in a good and efficient manner in keeping with the Companys customary practices.


             STOCK PURCHASE AGREEMENT
                  Exhibit 2.1
                   (Continued)

5.04	Sellers will afford Buyer and its accountants,
attorneys, consultants, representatives, agents and employees, at all reasonable times, access to the Companys books, files, records and insurance policies for the purpose of audit, inspection and examination thereof, and will do everything reasonably necessary to enable Buyer to make a complete examination of the Company and the condition thereof. All information so obtained by Buyer and its representatives, agents, and employees shall be kept confidential.

5.05	Sellers will not cause or allow the Company
to mortgage, pledge or allow any lien to be placed upon any of its assets.

5.06	Sellers will not cause or allow the Company
to acquire additional assets or dispose of any assets, or in any way obligate itself to do so, except in the ordinary course of business.

5.07	Sellers will cause the Company to keep all
of its insurable assets insured in accordance with its present practice, and it will maintain, preserve and keep all improvements on property constituting a part of the assets in a good condition and state of repair, reasonable wear and tear or damage or loss by fire, storm or other casualty loss excepted.

5.08	Sellers will not cause or allow the
Company to enter into any contract or commitment, or incur or agree to incur any liability, or make any capital expenditures, except in the normal course of business.

5.09	Sellers will not cause or allow the Company
to increase compensation payable or to become payable to any officer, employee or agent.

6.	Representations and Warranties of Buyer.  Buyer
represents and warrants to the Sellers that each of the following items is true and correct as of the date hereof and will be true and correct as of the Closing
Date. The obligation of Sellers to consummate the transaction described herein is conditioned upon each of the following representations and warranties being true in all material respects as of the Closing Date.

          STOCK PURCHASE AGREEMENT
                Exhibit 2.1
                (Continued)

6.01 Good Standing and Authority. The Company is a corporation duly organized and existing and in good standing under the laws of the State of Florida, and is duly authorized to carry on its business and to own and lease its properties as and in the places where such properties are now owned, leased or operated. Buyer has all requisite corporate power and authority to enter into this Agreement and any Related Agreement to which it is a party and to consummate the transactions contemplated hereby and thereby. The execu-tion and delivery of this Agreement and any Related Agreement to which it is a party and the consummation of the transactions contemplated hereby and thereby have been duly authorized by all necessary corporate action on the part of Buyer.

6.02 Litigation. There are no actions, suits, proceedings, claims, arbitrations or investigations pending, or as to which Buyer has received any notice, against Buyer which in any manner challenges or seeks to prevent, enjoin, alter or materially delay any of the transactions contem-plated by this Agreement.

6.03	Indemnity.  Buyer agrees to indemnify and hold
Sellers harmless from and against any and all losses, claims, demands, liabilities, suits, actions, costs and expenses (including, without limitation, reasonable attorneys' fees, expenses and court costs) arising out of the inaccuracy of any of Buyer's representations or warranties contained herein.

7.	Covenants of Buyer.  Buyer represents and covenants
 to Sellers that from and after the Closing Date:

7.01	Buyer will operate the Company within the
parameters of good ethics and business practices like those set forth by the American Society of Travel
Agents.

7.02	Each of the Sellers shall remain on the IATAN
List with access and use of all privileges due to them as past owners and current members of the travel industry. Any travel by a Seller that has a purchase cost attached to it will be paid to the Company on a Anet basis.

8.	Additional Agreements.

8.01 Financing. Subject to the completion of a detailed business plan, use of proceeds and pro forma three year projections, Buyer will use its best efforts to undertake within six months a public offering for the sale of $6,000,000 of common stock by the Buyer or an affiliate in order to fund the execution of the business plan for the travel industry.

8.02 Employment Agreement.  At Closing, Buyer and
Seller will enter into the Employment Agreement attached hereto as Schedule 8.02.


            STOCK PURCHASE AGREEMENT
                 Exhibit 2.1
                 (Continued)

8.03 ARC Bond. The $20,000 bond currently pledged by Jordan Warner personally in connection with the Companys ARC license is specifically not included as an asset of the Company for purposes of this transaction. The bond will be replaced by Buyer as soon as possible and the Company and Buyer will indemnify Warner against any claims made against the bond in connection with any activities of the Company after the Closing Date.

8.04 GIRGIR Agreement. The Company has been negotiating a proposed transaction known as the AGIRGIR@ transaction. If this proposed transaction comes to fruition, it shall be a transaction with the Company, and special compensation to Richard Krieger for his efforts in bringing the transaction to fruition will be negotiated between Krieger and the Company.
Krieger and the Company agree that without negotiation of such mutually satisfactory compensation, the transaction will not be consummated by either Krieger of the Company.

9.	Closing.  At Closing, Buyer will deliver to
Seller the purchase price and the Employment Agreement;
and Seller shall deliver to Buyer (a) the certificates representing the Shares, accompanied by stock powers duly executed, (b) notice of termination of any existing employment agreements between Seller and the Company, (c) resignations from all positions as officers and directors of the Company, (d) the Employment Agreement, (e) the Minute Book for the
Company and (f) such other documents and certificates as are required by this Agreement and those which may reasonably be requested by counsel to Buyer.

10.	Arbitration.  Any controversy or claim arising out
of or relating to this Agreement, or the breach thereof, shall be settled by binding arbitration in Broward County, Florida, in accordance with the Commercial Arbitration
Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof.
The arbitration shall be conducted before and by a single arbitrator selected by the parties. If the parties have not selected an arbitrator within 10 days of written demand for arbitration, the arbitrator shall be selected by the American Arbitration Association pursuant to the then current rules of that Association.
The expenses of arbitration shall be divided equally between the parties. The duty to arbitrate shall survive the cancellation or termination of this Agreement.

11.	Miscellaneous.

11.01	Headings.  The subject headings used in
this Agreement are included for purposes of convenience only and shall not affect the construction or interpretation of any of its provisions.


              STOCK PURCHASE AGREEMENT
                   Exhibit 2.1
                   (Continued)

11.02	Modifications and Waiver.  This Agreement
constitutes the full and accurate understanding and
 agreement between the parties pertaining to its entire subject matter and supersedes all prior agreements, representations and understandings of the parties. No supplement, modifica-tion or amendment of this Agreement shall be binding unless executed in writing by both parties. No waiver of any provision of this Agreement shall be deemed, or shall consti-tute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver or a waiver of any future or past breach or violation of any such provision or of any other provision. No waiver shall be binding unless executed in writing by the party making the waiver.

11.03	Parties.  Nothing in this Agreement, whether
express or implied, is intended to confer any rights or remedies under or by reason of this Agreement on any persons other than the parties to it and their respective successors and assigns, nor is anything in this Agreement intended to relieve or discharge the obligation or liability of any third persons to any Party to this Agreement, nor shall any provision give any third persons any right of subrogation or action over against any party to this Agreement.


      11.04	Further Assurances.  The parties will execute
      and deliver such further documents and take such further actions as may reasonably be requested by counsel for any party in order more fully to carry out the intentions of this Agreement.

11.05	Attorney's Fees.  In addition to all other
remedies available to either party hereto, the prevailing party in any proceeding brought by reason of any breach, or alleged breach, of this Agreement shall be entitled to re-cover reasonable attorneys' fees and costs.

11.06	Notices.  Any notice, communication, request,
reply or advice hereunder (a "Notice") must be in writing and may be given by registered or certified mail, with return receipt requested, or by hand delivery or facsimile. Notice deposited in the mail as set forth above shall be effective three business days after it is so deposited. Notice given in any other manner shall be effective when received by the party to whom it is given.

11.07	Governing Law.  This Agreement shall be
governed by and construed in accordance with the laws of the State of Florida.

          STOCK PURCHASE AGREEMENT
                Exhibit 2.1
                (Continued)

11.08	Counterparts.  This Agreement may be
executed in any number of counterparts each one of which shall be deemed an original.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date set forth above.



JR SOLUTIONS, INC.              ____________________
                                RICHARD KRIEGER


By:_________________________     _____________________
   Paul R. Johnson, President    JORDAN WARNER


                                _____________________
                                 HARRIET WARNER


	INDEX OF SCHEDULES

Schedule 4.03		Financial Statements
Schedule 4.05		Bank Accounts
Schedule 4.06	    	Leases and Contracts
Schedule 4.07	    	Current Employees
Schedule 4.08	    	Insurance Policies
Schedule 8.02		Employment Agreement

EXHIBIT 27.1

LEGEND

This schedule contains summary financial information extracted from the accompanying financial statements and is qualified in its entirety by reference to such financial statements.

Multiplier		                  None
Period 			                    9 Months
Fiscal Year End	              June 30, 2000
Period Start		                July 1, 1999
Period End		                  March 31, 2000
Cash			                       87,214
Securities		                  6,000,000
Receivables		                 0
Allowances		                  0
Inventory		                   0
Current Assets		              87,214
PP&E			                       4,009
Depreciation		                0
Total Assets		                6,318,158
Current Liabilities	          645,124
Bonds			                      0
Preferred Mandatory	          0
Preferred		                   488,738
Common		                      104,534
Other-SE		                    5,860,972
Total Liability and Equity	   6,318,158
Sales			                      11,249
Total Revenues	               11,249
CGS			                        0
Total Costs		                 847,357
Other Expenses	               0
Loss-provision	               0
Interest - Expense	           0
Income-Pretax		               (836,108)
Income-tax		                  0
Income-Continued	             (836,108)
Discontinued		                0
Extraordinary Changes		       0
Net Income-         		        (836,108)
EPS- Primary	                 (.11)
EPS-Diluted	                  (.11)

Form 10-Q3Q2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date:  August 15, 2000		ETRAVELSERVE.COM, INC.

By /s/Paul R. Johnson
Paul R. Johnson
President and Chief Executive Officer

