Form 10-Q/A
period 2000-03-31
ETRAVELSERVE COM INC
filed 2000-08-17
CIK 1059899

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q/A
                         Amendment No. 2

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

                          (305) 643-0334
       (Registrants telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding
12 months(or for such shorter period that the registrant was required to file such reports)and (2) has been subject to such requirements for the past 90 days.

		         YES [X]	NO [ ]

The number of issued and outstanding shares of the Registrants Common Stock, $0.001 par value, as of March 31, 2000 was 104,534,201.




                              1


                   ETRAVELSERVE.COM, INC.
                 FORM 10-Q/A AMENDMENT NO.2

                     TABLE OF CONTENTS

                                                    PAGES

PART I - FINANCIAL INFORMATION.



EXPLANATORY NOTES..............................       4


PART II - OTHER INFORMATION FINANCIAL STATEMENTS,
    PRO FORMA FINANCIAL INFORMATION AND EXHIBITS.

Item 5.     OTHER INFORMATION:

Other Information Explanation..................       5

FINANCIAL STATEMENTS OF BUSINESS ACQUIRED.

        Financial Statements of Preferred Travel
        and Tours, Inc. as of December 31, 1999
        and 1998 (audited).....................    6-16

        Financial Statements of Preferred Travel
        and Tours, Inc. as of March 31, 2000
        (unaudited)............................   17-19

PRO FORMA FINANCIAL INFORMATION:

        etravelserve.com, Inc. pro forma
        consolidated condensed balance sheet
        as of March 31, 2000 (unaudited).......      20

        etravelserve.com, Inc. pro forma
        consolidated condensed income statement
        for the three months ended March 31, 1999
        (unaudited)............................      21

        etravelserve.com, Inc. pro forma
        consolidated condensed income statement
        for the nine months ended March 31, 1999
        (unaudited)............................      22

        etravelserve.com, Inc. pro forma
        consolidated condensed income statement
        for the three months ended March 31, 2000
        (unaudited)............................      23

        etravelserve.com, Inc. pro forma
        consolidated condensed income statement
        for the nine months ended March 31, 2000
        (unaudited)............................      24




                             2

                    ETRAVELSERVE.COM INC
                FORM 10-Q/A AMENDMENT NO.2

                    TABLE OF CONTENTS
                       (CONTINUED)

PART II- OTHER INFORMATION FINANCIAL STATEMENTS,
         PRO-FORMA FINANCIAL INFORMATION AND EXHIBITS.
                        (CONTINUED)


        Notes to pro forma consolidated condensed
        financial statements....................    25-26



Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

        Exhibits..................................  27-37

27.1	Financial Data Schedule......................     38

Signature page....................................     39


































                             3



                   ETRAVELSERVE.COM, INC
                 FORM 10-Q/A AMENDMENT NO.2
         For the Nine Months Ended March 31, 2000


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







EXPLANATORY NOTE: Why we are filing this amendment.

This Amendment No. 2 replaces Amendment No. 1 although there are no differences between the two amendments, except to correct the presentation of the columns in the financial statements which had been misaligned.






























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

On March 7, 2000, the Companys wholly owned subsidiary,
J.R. Solutions,Inc. (J.R.) purchased all of the issued and outstanding shares of capital stock of Preferred Travel and Tours, Inc., a Florida corporation
(Preferred),pursuant to a Stock Purchase Agreement dated as of March 7, 2000 (the Agreement)among J.R. and the owners of all of the capital stock of Preferred.

J.R. acquired all of the capital stock from Preferred shareholders, amounting to 100 shares of $1.00 par value common stock, for a negotiated cash purchase price of $185,000. In addition to the stock purchase, Richard Kreiger, one of the Preferred selling shareholders, was issued 50,000 free trading shares of the Companys $.001 par value common stock. In addition, the Company issued options to purchase the Company's $.001 par value common stock at the exercise price of $.30 per share to the selling shareholders as follows:
(i)Richard Kreiger, 500,000 shares;(ii) Jordan Warner,
100,000 shares; and(iii)Harriet Warner,100,000 shares.

The funds used to pay for the common stock purchased pursuant to the agreement were obtained from Allied
Capital Corporation.

Preferred is a travel agency located in Boca Raton, Florida. J.R. will operate the business of Preferred as a subsidiary.







                             5


              PREFERRED TRAVEL & TOURS, INC.
             AND INDEPENDENT AUDITORS REPORT
              AS OF AND FOR THE YEARS ENDED
                DECEMBER 31, 1999 AND 1998

                     TABLE OF CONTENTS
                     -----------------



INDEPENDENT AUDITORS REPORT........................    7

BALANCE SHEET......................................    8

STATEMENT OF OPERATIONS AND RETAINED EARNINGS......    9

STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY........   10

STATEMENT OF CASH FLOWS............................   11

SCHEDULE OF GENERAL & ADMINISTRATIVE EXPENSE......    12

NOTES TO THE FINANCIAL STATEMENTS................. 13-16
















                            6



                     LARRY LEGEL, CPA
               5100 N. Federal Highway, #409
                 Ft. Lauderdale, FL 33308
                     (954) 493-8900


              INDEPENDENT AUDITORS REPORT
              ----------------------------

To the Board of Directors of
PREFERRED TRAVEL & TOURS, INC.
Boca Raton, FL

I have audited the accompanying balance sheet of Preferred
Travel & Tours, Inc. as of December 31, 1999 and 1998, and the related statements of operations and retained earnings, changes in stockholders equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Companys management. My responsibility is to express an opinion on these financial statements based on my audits.

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
                                         =======     ======

               LIABILITIES AND SHAREHOLDERS EQUITY

 LIABILITIES
Current Liabilities:
Commissions and Vendors Expenses
 Payable	                               $	89 140   $     -
Accrued Expenses		                         1 257
                                           -----
	Total Current Liabilities		              90 397
                                          ------
Long Term Liabilities:
Note Payable, Shareholder		              	70 097    75 847
                                          ------    ------
	Total Long Term Liabilities	            	70 097    75 847
                                          ------    ------
		Total Liabilities                    $ 160 494   $75 846
                                         =======    ======
  SHAREHOLDERS EQUITY (DEFICIT)
Common Shares, $1 par value,
1,000 Shares Authorized, 100 Shares
 Issued and Outstanding		               $    100    $	 100
Retained Earnings (Deficit)              (44 433)  (59 469)
                                          ------    ------
  Total Shareholders Equity (Deficit)    (44 433)  (59 369)
                                          ------    ------
  Total Liabilities and Shareholders
      Equity		                         $ 116 161   $16 477
                                         =======    ======

                             8
     The accompanying notes are an integral part of the consolidated financial statements



               PREFERRED TRAVEL & TOURS, INC.
        STATEMENT OF OPERATIONS AND RETAINED EARNINGS
               AS OF AND FOR THE YEARS ENDED
                DECEMBER 31, 1999 AND 1998




                                       1999          1998
                                       ----          ----

Commissions Income	                $  504 949	    $ 469 995

Commissions & Vendors Expense	        305 451  	    319 656
                                      -------       -------
	Gross Profit                         199 498	      150 339
                                      -------       -------
Expenses
	General and Administrative,
    Schedule, Page 12	                184 462	      157 675
	                                     -------      -------

	Income (Loss) Before Taxes            15 036       (7 336)

	Income Taxes, see note	                    0	           0
                                          ---          ---

	NET INCOME (LOSS)	               $   15 036	     $ (7 336)

Retained Earnings (Deficit),
 beginning of year			                (59 469)	     (52 133)
                                      ------       ------
Retained Earnings (Deficit),
 end of year		                    $  (44 433)     $(59 469)
                                      ======        ======
Basic and Fully Diluted Earnings
 (Loss) Per Share	                $    15.04      $  (7.34)
                                       =====          ====












                           9
    The accompanying notes are an integral part of the consolidated financial statements


             PREFERRED TRAVEL & TOURS, INC.
      STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
            AS OF AND FOR THE YEARS ENDED
             DECEMBER 31, 1999 AND 1998


                   Common Stock     Retained         Total
             Number of              Earnings     Shareholders
                 Shares      Value  (Deficit)       Equity
                                                   (Deficit)

Balance December
 31, 1997	       	 100     $  100   $(52 133)      $ (52 033)

Net Income (Loss) for
 the Year Ended December
  31, 1998                            (7 336)         (7 336)
                   ---        ---      -----           -----
Balance December
 31, 1998          100     $  100	 (59 469)        (59 369)

Net Income for the Year
 Ended December
 31, 1999                             15 036          15 036
                    ---        ---    ------          ------
Balance December
 31, 1999           100    $   100  $(44 433)      $ (44 333)
                    ===        ===    ======          ======
Weighted Average
 Number of Shares
 Outstanding During
 1998               100
                    ===
Weighted Average
 Number of Shares
 Outstanding During
 1999               100
                    ===













                             10
      The accompanying notes are an integral part of the consolidated financial statements


               PREFERRED TRAVEL & TOURS, INC.
                  STATEMENT OF CASH FLOW
               AS OF AND FOR THE YEARS ENDED
                DECEMBER 31, 1999 AND 1998


                                          1999	      1998
                                          ----        ----


 CASH FLOWS FROM OPERATING ACTIVITIES
	Net Earnings (Loss) from
    Operations                        $  15 036   $  (7 336)
      Add Back Depreciation and
      Amortization                        3 544       2 992
                                          -----       -----
                                         18 580	     (4 344)
                                         ------       -----


Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Other Assets          5		         -
 Increase in Accounts Payable		                      89 140
 Increase(Decrease)in Accrued Expense     1 258      (3 922)
                                          -----       -----
Net Cash Flow from Operations	     	     90 403	     (3 922)
                                         ------       -----
CASH USED IN INVESTING ACTIVITIES
 (Purchase of) Furniture, Fixtures
   & Equipment                                -      (4 596)
                                            ---       -----
Net Cash used in Investing Activities	               (4 596)

CASH USED IN FINANCING ACTIVITIES
  Increase in (Repayments of) Loans
  from Shareholder                       (5 750)     16 552
 (Repayments of)Notes	                        -      (3 712)
                                            ---       -----
Net Cash used in Financing Activities    (5 750)     12 840
                                          -----      ------

  Increase (Decrease) in Cash	        $ 103 233	  $ 	  (22)

  Cash at Beginning of year	          $	    363	  $	   385
                                            ---        ---
  Cash at End of Year	                $ 103 596	  $    363
                                        =======        ===








                               11
           The accompanying notes are an integral part of the
                  consolidated financial statements


                    PREFERRED TRAVEL & TOURS, INC.
            SCHEDULE OF GENERAL & ADMINISTRATIVE EXPENSE
                         FOR THE YEARS ENDED
                     DECEMBER 31, 1999 AND 1998




                                    1999		        1998
                                    ----          ----
Automobile Expense              $  6,105      $  6,066
Bank Charges                       1,001		       1,054
Contributions		                    4,522	 	          -
Equipment Rental		                 2,172		       2,040
Insurance		                        4,301		       4,758
Interest Expense		                 6,718	       10,002
Postage & Delivery		               5,667		       3,796
Rent	                             28,767	       29,075
Payroll Taxes	                    14,378	        3,716
Telephone	                        17,029	       15,916
Utilities		                        2,721		       2,195
Salaries & Wages	                 74,893	       45,693
Office Expense	                    8,370	       22,746
Depreciation & Amortization	       3,544		       2,992
Dues & Subscriptions		                 -		       1,072
Printing		                           719		       1,971
Repairs	 	                           579		       1,494
Other Expenses		                   2,976		       3,089
                                   -----         -----

Total General & Administrative
 Expense	                       $184,462	     $157,675
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

The Company became a wholly owned subsidiary of J.R.
Solutions, Inc., as of March 7, 2000. J.R. Solutions,
Inc. is itself a wholly owned subsidiary of etravelserve.com, Inc.(etravel).

J.R. acquired all of the capital stock from Preferred shareholders, amounting to 100 shares of $1.00 par value common stock, for a negotiated cash purchase price of $185,000. In addition to the stock purchase, Richard
Kreiger, one of the Preferred selling shareholders, was issued 50,000 free trading shares of etravels
$.001 par value common stock. In addition, etravel issued options to purchase etravels $.001 par value common stock at the exercise price of $.30 per share to the selling shareholders as follows: (i) Richard Kreiger, 500,000 shares; (ii) Jordan Warner, 100,000 shares and
(iii) Harriet Warner, 100,000 shares.

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









               PREFERRED TRAVEL & TOURS, INC.
              NOTES TO THE FINANCIAL STATEMENTS
               AS OF AND FOR THE YEARS ENDED
                DECEMBER 31, 1999 AND 1998


PROPERTY EQUIPMENT AND INTANGIBLES

Property, Equipment and Intangibles are carried at cost.
Depreciation and amortization is provided using accelerated and straight-line methods over the following useful lives:

      Office Furniture...........7 years
      Office Equipment...........5 years
      Intangibles(Goodwill).....15 years

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














                   PREFERRED TRAVEL & TOURS, INC.
                 NOTES TO THE FINANCIAL STATEMENTS
                   AS OF AND FOR THE YEARS ENDING
                     DECEMBER 31, 1999 AND 1998
INCOME TAXES

The Company had previously elected to be an S
Corporation under IRC Section 1362(a). No income tax was paid by the Company. Income or loss of the Company was passed through to the shareholders. Therefore, no provision or liability for Federal or State income taxes has been included in the financial statements through December 31, 1999.

The year end of the Company for tax purposes is December
31st.

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

LITIGATION

The Company is not involved in any asserted or unasserted claims or actions arising out of the normal course of its business that in the opinion of the Company, based upon knowledge of facts and advice of counsel, will result in a material adverse effect on the Company's financial position.

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

The future minimum payments reported below primarily reflect the future cost of lease payments which are actually not obligated by the Company but by the Company's parent corporation. As it has been the policy of etravel, the parent corporation of the parent corporation, to date, to charge the Company for the rent for the office space which is being used by the Company, future minimum payments by year and in the aggregate under a capital noncancellable operating lease with a term of five years are as follows:

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
                                                 ======












                  PREFERRED TRAVEL & TOURS, INC.
          STATEMENT OF OPERATIONS AND RETAINED EARNINGS
             OR THE THREE MONTHS ENDED MARCH 31, 2000
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

            PRO FORMA CONSOLIDATED CONDENSED INCOME STATEMENT
                     THREE MONTHS ENDED MARCH 31, 1999
                               (Unaudited)


                                                     (e) (f)
                                          (g)       Pro Forma
                          Preferred    Pro Forma  Consolidated
          etravelserve.com  Travel    Adjustments    Company
          ----------------  ------    -----------    -------

Operating Revenue $     -  $ 105,923  $      -    $   105,923

Selling, General,
 and Administrative
 Expenses               -    157,834     5,871        163,706
                      ---    -------     -----        -------
Operating Income
 (Loss)                 -    (51,911)   (5,871)       (57,783)
                      ---     ------     -----         ------
Other Income
 (Expenses), Net        -          -         -              -
                      ---        ---       ---            ---
Net Income(Loss)
 from Continuing
 Operations       $     -  $ (51,911) $ (5,871)   $   (57,783)
                      ===     ======     =====         ======

Weighted Average
 Common Shares
 Outstanding    9,054,600                           9,054,600
                =========                           =========

Basic and Diluted
 Loss per Common
 Share from Continuing
 Operations             -                               (0.01)
                      ===                                ====











                         See accompanying notes
                                   21


                           etravelserve.com, Inc
                      (Formerly Revenge Marine, Inc.)
                        A Development Stage Company

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

              PRO FORMA CONSOLIDATED CONDENSED INCOME STATEMENT
                      NINE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                                     (e) (f)
                                          (g)        Pro Forma
                             Preferred  Pro Forma  Consolidated
             etravelserve.com  Travel  Adjustments    Company
             ----------------  ------    -----------   -------

Operating Revenue $        - $ 490,140  $       -  $ 490,140

Selling, General,
 and Administrative
 Expenses            826,595    364,728     17,614  1,208,937
                     -------    -------     ------  ---------
Operating Income
 (Loss)             (826,595)   125,412    (17,614)  (718,797)

Other Income
 (Expenses), Net           -          -          -          -
                         ---        ---        ---        ---
Net Income(Loss)
 from Continuing
 Operations       $ (826,595) $ 125,412 $  (17,614)$ (718,797)
                     =======    =======     ======    =======

Weighted Average
 Common Shares
 Outstanding      44,441,247                       44,441,247
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








                           27


                   STOCK PURCHASE AGREEMENT
Exhibit 2.1

THIS STOCK PURCHASE AGREEMENT is entered into on March 7,
2000, by and between RICHARD KRIEGER, JORDAN WARNER and
HARRIET WARNER (Sellers) and JR SOLUTIONS, INC., a
Delaware corporation (Buyer).

Sellers own all of the outstanding common stock (collectively, the Shares) of PREFERRED TRAVEL AND TOURS, INC., a Florida corporation (the Company). Buyer wishes to purchase and Sellers wish to sell the Shares.

THEREFORE, in consideration of the mutual promises, covenants and conditions set forth herein, the parties hereby agree as follows:

1.	Purchase and Sale of the Shares.  Upon the terms and
subject to the conditions set forth in this Agreement, Sellers agree to sell and deliver the Shares to Buyer and Buyer agrees to purchase the Shares from Sellers, free and clear of all liens, charges or encumbrances of any kind or nature whatsoever. The purchase and sale shall take place at a closing (the Closing) to be held at the offices of Buyers attorneys on March 7, 2000 (the Closing Date).

2.	Purchase Price and Payment. The total purchase price
to be paid by Buyer for the Shares shall be $185,000 in cleared funds.

3.	Assets of the Company.  The assets to be owned by
the Company on the Closing Date shall include all assets of any nature used or owned by the Company in the conduct of its business, including without limitation, all sales and service agreements with customers, suppliers, forwarders and others, product inventory, furniture, fixtures, equipment, accounts receivable, work in process, customer deposits, trade names, goodwill, customer lists, leasehold interests (including the lease for the Company's business premises), leasehold improvements, signs, tools, photocopy machines, telephone numbers, telephones and related equipment, storage facilities, office supplies, reference manuals and catalogs, sales training materials, video tapes, and other tangible and intangible assets used or useful in the Company's business, all free and clear of any liens and encumbrances other than liabilities for payment of commissions or overrides from accounts receivable, and for provision of services for which customer deposits have been received, which liabilities will remain liabilities of the Company.







                            28

                 STOCK PURCHASE AGREEMENT

 Exhibit 2.1(Continued)

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

4.03	Financial Statements.  Attached hereto as
Schedule 4.03 are the Company's balance sheet as of December 31, 1999, and the Company's income statement for the period ended December 31, 1999.
Such financial statements (including any related schedules and/or notes) are true and correct in all material respects, and show all liabilities, direct and contingent, required to be shown in accordance with the principles of GAAP, subject to year end adjustments. From the date of such financial statements to the date of this Agreement, there has been no material change in the assets, liabilities, financial condition, business or prospects of the Company from that reflected in such financial statements, other than changes in the ordinary course of business, none of which have been, either in any case or in the aggregate, materially adverse. Within 60 days of the Closing
Date, Sellers will cause to be prepared and delivered to Buyer audited financial statements for the Company as of and for the fiscal years ended December 31, 1998 and 1999.






                           29


                  STOCK PURCHASE AGREEMENT

Exhibit 2.1(Continued)

4.04	Title to Shares.  Sellers have and will convey
to Buyer at the Closing good and marketable title to the Shares, free and clear of any and all liens, trusts, claims, charges, restrictions, security agreements and other encumbrances of any kind or nature whatsoever. The Shares represent all of the outstanding stock of the Company. There are no outstanding options, rights or agreements of any kind relating to the issuance, sale or transfer of any capital stock or other equity security of the Company to any person.

4.05	Bank Accounts.  Schedule 4.05 attached hereto
sets forth the names and locations of all financial institutions (and the names of the accounts therein) at which the Company maintains safe deposit boxes or accounts of any nature and the names of all persons authorized to make withdrawals therefrom or have access thereto.

4.06	Leases and Contracts.  Except as listed on
Schedule 4.06, the Company is not a party to any written or oral (i) contract not made in the ordinary course of business, (ii) employment contract which is not terminable without cost or other liability to the Company upon notice of thirty (30) days or less, (iii) contract with any labor union, (iv) bonus, pension, profit-sharing, retirement, share purchase, hospitalization insurance or similar plan providing employee benefits, (v) lease or sublease with respect to any property, real or personal, whether as lessor or lessee, (vi) advertising contract or contract for public relations services, (vii) continuing contract for the purchase of materials, supplies or equipment, or (viii) contract continuing for a period of more than thirty (30) days or which is not terminable without cost or other liability to the Company or its successors. Copies of all such leases and contracts (including all amendments and modifications thereto) will be furnished to Buyer within 10 days of the date of this Agreement.
Such leases and contracts are valid, enforceable and in full force and effect, and the Company and all other parties thereto are not now in material default or materially in arrears in the performance or satisfaction of any agreement or condition on their respective parts to be performed or satisfied thereunder.

4.07	Current Employees.  Schedule 4.07 is an accurate
and complete list of all salaried employees of the
Company and the title and salary of each.  The
Company is not in default with respect to any
obligation due to any such person.
30

                  STOCK PURCHASE AGREEMENT

Exhibit 2.1(Continued)

4.08	Insurance.  Schedule 4.08 attached hereto is
an accurate and complete list and brief description of all policies of fire, liability and other forms of insurance held by the Company.

4.09	Tax Filings and Payment. The Company has
filed all federal, state and local governmental tax returns required to be filed in accordance with applicable law and has paid all taxes and assessments (including, without limitation, income, excise, unemployment, social security, occupation, franchise, property, sales, and import taxes, duties or charges and all penalties and interest in respect thereto) required to have been paid to date. Sellers agrees to indemnify Buyer and the Company for any federal, state or local tax liability not fully set forth and provided for in the Company's financial statements.

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

              STOCK PURCHASE AGREEMENT

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
in the ordinary course of business and in a good and efficient manner in keeping with the Company's customary practices.

5.04	Sellers will afford Buyer and its accountants,
attorneys, consultants, representatives, agents and employees, at all reasonable times, access to the Company's books, files, records and insurance policies for the purpose of audit, inspection and examination thereof, and will do everything reasonably necessary to enable Buyer to make a complete examination of the Company and the condition thereof. All information so obtained by Buyer and its representatives, agents, and employees shall be kept confidential.

5.05	Sellers will not cause or allow the Company
to mortgage, pledge or allow any lien to be placed upon any of its assets.

5.06	Sellers will not cause or allow the Company
to acquire additional assets or dispose of any assets, or in any way obligate itself to do so, except in the ordinary course of business.

               STOCK PURCHASE AGREEMENT

Exhibit 2.1(Continued)

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

6.01 Good Standing and Authority. The Company is a corporation duly organized and existing and in good standing under the laws of the State of Florida, and is duly authorized to carry on its business and to own and lease its properties as and in the places where such properties are now owned, leased or operated. Buyer has all requisite corporate power and authority to enter into this Agreement and any Related Agreement to which it is a party and to consummate the transactions contemplated hereby and thereby. The execution and delivery of this Agreement and any Related Agreement to which it is a party and the consummation of the transactions contemplated hereby and thereby have been duly authorized by all necessary corporate action on the part of Buyer.

6.02 Litigation. There are no actions, suits, proceedings, claims, arbitration's or investigations pending, or as to which Buyer has received any notice, against Buyer which in any manner challenges or seeks to prevent, enjoin, alter or materially delay any of the transactions contemplated by this Agreement.

              STOCK PURCHASE AGREEMENT

6.03	Indemnity.  Buyer agrees to indemnify and hold
Sellers harmless from and against any and all losses, claims, demands, liabilities, suits, actions, costs and expenses (including, without limitation, reasonable attorneys fees, expenses and court costs) arising out of the inaccuracy of any of Buyers representations or warranties contained herein.

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

                   STOCK PURCHASE AGREEMENT

  Exhibit 2.1(Continued)

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

Exhibit 2.1(Continued)

11.02	Modifications and Waiver.  This Agreement
constitutes the full and accurate understanding and agreement between the parties pertaining to its entire subject matter and supersedes all prior agreements, representations and understandings of the parties. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both parties. No waiver of any provision of this Agreement shall be deemed, or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver or a waiver of any future or past breach or violation of any such provision or of any other provision. No waiver shall be binding unless executed in writing by the party making the waiver.

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
remedies available to either party hereto, the prevailing party in any proceeding brought by reason of any breach, or alleged breach, of this Agreement shall be entitled to recover reasonable attorneys fees and costs.

11.06	Notices.  Any notice, communication, request,
reply or advice hereunder (a Notice) must be in writing and may be given by registered or certified mail, with return receipt requested, or by hand delivery or facsimile. Notice deposited in the mail as set forth above shall be effective three business days after it is so deposited. Notice given in any other manner shall be effective when received by the party to whom it is given.

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



JR SOLUTIONS, INC.              ____________________
                                RICHARD KRIEGER


By:__________________________    ___________________
   Paul R. Johnson, President    JORDAN WARNER


                                ___________________
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

Multiplier		                    None
Period 			                      9 Months
Fiscal Year End	                June 30, 2000
Period Start		                  July 1, 1999
Period End		                    March 31, 2000
Cash			                         87,214
Securities		                    6,000,000
Receivables		                   0
Allowances		                    0
Inventory		                     0
Current Assets		                87,214
PP&E			                         4,009
Depreciation		                  0
Total Assets		                  6,318,158
Current Liabilities	            645,124
Bonds			                        0
Preferred Mandatory	            0
Preferred		                     488,738
Common		                        104,534
Other-SE		                      5,860,972
Total Liability and Equity	     6,318,158
Sales			                        11,249
Total Revenues	                 11,249
CGS			                          0
Total Costs		                   847,357
Other Expenses	                 0
Loss-provision	                 0
Interest-Expense	               0
Income-Pretax		                 (836,108)
Income-tax		                    0
Income-Continued	               (836,108)
Discontinued		                  0
Extraordinary Changes		         0
Net Income         		           (836,108)
EPS-Primary	                    (.11)
EPS-Diluted	                    (.11)

Form 10-Q3Q2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date:  August 15, 2000	ETRAVELSERVE.COM, INC.

By /s/Paul R. Johnson
Paul R. Johnson
President and Chief Executive Officer





39