Form 10-Q/A
period 2000-03-31
ETRAVELSERVE COM INC
filed 2000-08-21
CIK 1059899

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


                             1

                    ETRAVELSERVE.COM, INC.
                FORM 10-Q/A AMENDMENT NO. 2

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


                           2


PART II- OTHER INFORMATION FINANCIAL STATEMENTS,
         PRO-FORMA FINANCIAL INFORMATION AND EXHIBITS.
         (CONTINUED)


        Notes to pro forma consolidated condensed
        financial statements....................    25-26



Item 6. EXHIBITS AND REPORTS ON FORM 8-K:

        Exhibits..................................  27-37

27.1	Financial Data Schedule.....................     38

Signature page....................................     39


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


EXPLANATORY NOTE: Why we are filing this amendment.

This Amendment No. 3 replaces Amendment No. 2 although there are no differences between the two amendments, except to correct the presentation of the columns in the financial statements which had been misaligned.


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

J.R. acquired all of the capital stock from Preferred shareholders, amounting to 100 shares of $1.00 par value common stock, for a negotiated cash purchase price of $185,000. In addition to the stock purchase, Richard Kreiger, one of the Preferred selling shareholders, was issued 50,000 free trading shares of the Companys $.001 par value common stock. In addition, the Company issued options to purchase the Company's $.001 par value common stock at the exercise price of $.30 per share to the selling shareholders as follows:
(i)Richard Kreiger, 500,000 shares;(ii) Jordan Warner,
100,000 shares; and (iii)Harriet Warner,100,000 shares.

The funds used to pay for the common stock purchased pursuant to the agreement were obtained from Allied
Capital Corporation.

Preferred is a travel agency located in Boca Raton, Florida. J.R. will operate the business of Preferred as a subsidiary.

                          5

             PREFERRED TRAVEL & TOURS, INC.
           AND INDEPENDENT AUDITOR'S REPORT
            AS OF AND FOR THE YEARS ENDED
             DECEMBER 31, 1999 AND 1998

TABLE OF CONTENTS
-----------------



INDEPENDENT AUDITORS REPORT..........................   7

BALANCE SHEET.........................................    8

STATEMENT OF OPERATIONS AND RETAINED EARNINGS.....    9

STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY ......   10

STATEMENT OF CASH FLOWS.............................    11

SCHEDULE OF GENERAL & ADMINISTRATIVE EXPENSE......    12

NOTES TO THE FINANCIAL STATEMENTS.................. 13-16

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


/s/Larry Legel
Larry Legel
Certified Public Accountant

August 8, 2000
Ft. Lauderdale, Florida


                      7
         PREFERRED TRAVEL & TOURS, INC.
                 BALANCE SHEET
                     AS OF
            DECEMBER 31, 1999 AND 1998


ASSETS

1999	    2000
     ----         ----
Current Assets:
Cash                                 $ 103 596     $   363
                                       -------         ---
Total Current Assets                   103 596         363
                                       -------         ---
Other Assets:
Property and Equipment, net              2 926       5 837
Goodwill, net                            6 968       7 601
Deposits                                 2 671       2 676
                                         -----       -----
     Total Other Assets                 12 565      16 114
                                        ------      ------
           Total Assets                116 161      16 477
                                       =======      ======

              LIABILITIES AND SHAREHOLDERS EQUITY

 LIABILITIES
Current Liabilitites:

Commissions and Vendor's Expense
 Payable                             $  89 140     $     -
Accrued Expenses                         1 257
                                        ------
    Total Current Liabilities           90 397
                                        ------
Long Term Liabilitites:
Note Payable, Shareholder               70 097      75 847
                                        ------      ------
     Total Long Term Liabilities        70 097      75 847
                                        ------      ------
           Total Liabilities         $ 160 494    $ 75 846
                                       =======      ======
     SHAREHOLDERS EQUITY (DEFICIT)
Common Shares, $1 par value,
1,000 Shares Authorized, 100 Shares
 Issued and Outstanding              $     100    $    100
Retained Earnings (Deficit)            (44 433)    (59 469)
                                        ------      ------
  Total Shareholders Equity (Deficit)  (44 433)    (59 369)
                                        ------      ------
  Total Liabilities and Shareholders
      Equity                         $ 116 161    $ 16 477
                                       =======      ======



                         8
The accompanying notes are an integral part of the Consolidated financial statements

             PREFERRED TRAVEL & TOURS, INC.
      STATEMENT OF OPERATIONS AND RETAINED EARNINGS
            AS OF AND FOR THE YEARS ENDED
            DECEMBER 31, 1999 AND 1998

                                        1999           1998
                                        -----          -----

Commissions Income                     $504 949     $ 469 995

Commissions & Vendors Expense           305 451       319 656
                                        -------       -------
      Gross Profit                      199 498       150 339
                                        -------       -------
Expenses
      General and Administrative,
    Schedule, Page 12                   184 462       157 675
                                        -------       -------

      Income (Loss) Before Taxes         15 036        (7 336)

      Income Taxes, see note                  0             0

                                      ---           ---
       NET INCOME (LOSS)              $  15 036        (7 336)

Retained Earnings (Deficit),
 beginning of year                      (59 469)      (52 133)
                                         ------        ------
Retained Earnings (Deficit),
 end of year                          $ (44 433)    $ (59 469)
                                         ======        ======
Basic and Fully Diluted Earnings
 (Loss) Per Share                         15.04         (7.34)
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
                    ===

                      10
The accompanying notes are an integral part of the consolidated financial statements


               PREFERRED TRAVEL & TOURS, INC.
                  STATEMENT OF CASH FLOW
              AS OF AND FOR THE YEARS ENDED
                DECEMBER 31, 1999 AND 1998


                                          1999	      1998
                                          ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
	Net Earnings (Loss) from
    Operations                        $  15 036   $  (7 336)
      Add Back Depreciation and
      Amortization                        3 544       2 992
                                          -----       -----
                                         18 580	     (4 344)
                                         ------       -----

Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Other Assets          5		    -
 Increase in Accounts Payable		     89 140
 Increase(Decrease)in Accrued Expense     1 258      (3 922)
Net Cash Flow from Operations	   	     90 403	     (3 922)
                                         ------       -----
CASH USED IN INVESTING ACTIVITIES
 (Purchase of) Furniture, Fixtures
   & Equipment                                -      (4 596)
                                            ---       -----
Net Cash used in Investing Activities	           (4 596)

CASH USED IN FINANCING ACTIVITIES
  Increase in (Repayments of) Loans
  from Shareholder                       (5 750)     16 552
 (Repayments of)Notes	                      -      (3 712)
                                            ---       -----
Net Cash used in Financing Activities    (5 750)     12 840
                                          -----      ------

  Increase (Decrease) in Cash	        $ 103 233	  $ 	  (22)

  Cash at Beginning of year	        $	  363	  $	  385
                                            ---         ---
  Cash at End of Year	              $ 103 596	  $     363
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

           PREFERRED TRAVEL & TOURS, INC.
         NOTES TO THE FINANCIAL STATEMENTS
           AS OF AND FOR THE YEARS ENDED
             DECEMBER 31, 1999 AND 1998


PROPERTY EQUIPMENT AND INTANGIBLES

Property, Equipment and Intangibles are carried at cost.
Depreciation and Amortization are provided using accelerated and straight-line methods over the following useful lives:

      Office Furniture............7 years
      Office Equipment............5 years
      Intangibles (Goodwill).....15 years

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

NET INCOME PER COMMON SHARE

In 1997 the Company adopted SFAS No. 128 Earnings
Per Share. SFAS No. 128 (the "Statement") establishes standards for computing and presenting earnings per share (EPS). This Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. This
Statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.


                        14
           PREFERRED TRAVEL & TOURS, INC.
        NOTES TO THE FINANCIAL STATEMENTS
          AS OF AND FOR THE YEARS ENDE
          DECEMBER 31, 1999 AND 1998

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

             PREFERRED TRAVEL & TOURS, INC.
           NOTES TO THE FINANCIAL STATEMENTS
            AS OF AND FOR THE YEARS ENDED
             DECEMBER 31, 1999 AND 1998

COMMITMENTS AND CONTINGENCIES

The Company carries liability insurance coverage which it considers sufficient to meet regulatory and consumer requirements and to protect the Company's employees, assets and operations.

The Company, in the ordinary course of conducting its business, is subject to various state and federal requirements. In the opinion of management, the Company is in compliance with these requirements.

The Company's office is located in Boca Raton, Florida.
The Company had an operating lease on its old offices through May 31, 2000. On March 7, 2000 the Company was acquired by JR Solutions, Inc. See Related Party
Transactions Note.

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


            PREFERRED TRAVEL & TOURS, INC.
                  BALANCE SHEET
              AS OF MARCH 31, 2000
                 (Unaudited)

ASSETS

Current Assets:
 Cash                                         $     936
                                                    ---
 Total Current Assets                               936
                                                    ---
Other Assets:
 Property & Equipment, Net                        2,525
 Goodwill, Net                                    6,810
 Deposits                                         2,671
                                                  -----
 Total Other Assets                              12,007
                                                 ------
Total Assets                                  $  12,942
                                                 ======


              LIABILITIES & SHAREHOLDERS EQUITY


Liabilities
 Commissions & Vendor's Expense               $     657
                                                    ---
 Total Current Liabilities                          657

Long Term Liabilities
 Note Payable, Shareholder                            0
                                                    ---
 Total Liabilities                                  657
                                                    ---
Shareholders Equity (Deficit)
 Common Shares, $1 par value,
 1,000 shares authorized, 100
 Shares issued & outstanding                        100
 Paid In Capital                                 70,097
 Retained Earnings (Deficit)                    (57,912)
                                                 ------
 Total Liabilities &
  Shareholders Equity                         $  12,942
                                                 ======


         PREFERRED TRAVEL & TOURS, INC.
   STATEMENT OF OPERATIONS AND RETAINED EARNINGS
    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                 (Unaudited)


Commission Income			               	$   223,614
Commission and Vendor Expense                       180,613
                                                    -------
Gross Profit                                         43,001

Expenses
 General & Administrative                            56,480
                                                     ------
 Income(Loss)Before Taxes                           (13,479)
 Income Taxes                                             0
                                                     ------
 Net Income(Loss)                               $   (13,479)
                                                     ======

Retained Earnings(Deficit)
 Beginning of Period                                (44,433)

Retained Earnings(Deficit)
 End of Period                                  $   (57,912)

Basic & Fully Diluted
 Earnings(Loss)Per Share                        $   (134.79)
                                                     ======

              PREFERRED TRAVEL & TOURS, INC.
               STATEMENT OF CASH FLOW
         FOR THE THREE MONTHS ENDED MARCH 31, 2000
                     (Unaudited)



Cash Flows from
 Operating Activities
 Net Income (Loss)                              $    (13,479)
Adjustments to
 Reconcile net income
 To net cash provided
 By operating activities
 Depreciation & Amortization                             559
 Commissions & Vendor Expense
  Liability                                          (88,484)
 Accrued Expenses                                     (1,257)
                                                      -------
 Net cash (used in) operations                      (102,660)
                                                     -------

Cash Flows from Investing
 Activities
                                                     -------
 Net cash used in investing                                0

                                                     -------
Cash Flows from Financing
 Activities
 Principal Payments to Shareholder
  Loan                                               (70,097)
 Proceeds from Paid-in Capital                        70,097
                                                      ------
 Net cash provided by financing                            0
                                                      ------

 Net Increase <Decrease> in cash                    (102,660)
                                                     =======
Summary

 Cash Balance at End of Period                           936
 Cash Balance at Beginning of Period                 103,596
                                                     -------
 Net Increase <Decrease> in cash                $   (102,660)
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

LIABILITIES AND STOCKHOLDERS EQUITY
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

4.03	Financial Statements.  Attached hereto as
Schedule 4.03 are the Companys balance sheet as of December 31, 1999, and the Company's income statement for the period ended December 31, 1999.
Such financial statements (including any related schedules and/or notes) are true and correct in all material respects, and show all liabilities, direct and contingent, required to be shown in accordance with the principles of GAAP, subject to year end adjustments. From the date of such financial statements to the date of this Agreement, there has been no material change in the assets, liabilities, financial condition, business or prospects of the Company from that reflected in such financial statements, other than changes in the ordinary course of business, none of which have been, either in any case or in the aggregate, materially adverse. Within 60 days of the Closing
Date, Sellers will cause to be prepared and delivered to Buyer audited financial statements for the Company as of and for the fiscal years ended December 31, 1998 and 1999.




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
filed all federal, state and local governmental tax returns required to be filed in accordance with applicable law and has paid all taxes and assessments (including, without limitation, income, excise, unemployment, social security, occupation, franchise, property, sales, and import taxes, duties or charges and all penalties and interest in respect thereto) required to have been paid to date. Sellers agrees to indemnify Buyer and the Company for any federal, state or local tax liability not fully set forth and provided for in the Companys financial statements.

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




                         31
             STOCK PURCHASE AGREEMENT

Exhibit 2.1(Continued)

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




                    33
           STOCK PURCHASE AGREEMENT

Exhibit 2.1(Continued)

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

8.02 Employment Agreement.  At Closing, Buyer and
Seller will enter into the Employment Agreement attached hereto as Schedule 8.02.

      8.03 ARC Bond. The $20,000 bond currently pledged by Jordan Warner personally in connection with the Company's ARC license is specifically not included as an asset of the Company for purposes of this transaction. The bond will be replaced by Buyer as soon as possible and the Company and Buyer will indemnify Warner against any claims made against the bond in connection with any activities of the Company after the Closing Date.







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
remedies available to either party hereto, the prevailing party in any proceeding brought by reason of any breach, or alleged breach, of this Agreement shall be entitled to recover reasonable attorneys' fees and costs.

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


                     36
           STOCK PURCHASE AGREEMENT

Exhibit 2.1(Continued)

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















































