Form 10-Q/A
period 2000-03-31
ETRAVELSERVE COM INC
filed 2000-08-23
CIK 1059899

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
                    ===

                      10
The accompanying notes are an integral part of the consolidated financial statements


               PREFERRED TRAVEL & TOURS, INC.
                  STATEMENT OF CASH FLOW
              AS OF AND FOR THE YEARS ENDED
                DECEMBER 31, 1999 AND 1998


                                          1999	      1998
                                          ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
	Net Earnings (Loss) from
    Operations                        $  15 036   $  (7 336)
      Add Back Depreciation and
      Amortization                        3 544       2 992
                                          -----       -----
                                         18 580	     (4 344)
                                         ------       -----

Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Other Assets          5		    -
 Increase in Accounts Payable		          89 140
 Increase(Decrease)in Accrued Expense     1 258      (3 922)
Net Cash Flow from Operations	   	       90 403	     (3 922)
                                         ------       -----
CASH USED IN INVESTING ACTIVITIES
 (Purchase of) Furniture, Fixtures
   & Equipment                                -      (4 596)
                                            ---       -----
Net Cash used in Investing Activities    	           (4 596)

CASH USED IN FINANCING ACTIVITIES
  Increase in (Repayments of) Loans
  from Shareholder                       (5 750)     16 552
 (Repayments of) Notes	                       -      (3 712)
                                            ---       -----
Net Cash used in Financing Activities    (5 750)     12 840
                                          -----      ------

  Increase (Decrease) in Cash	        $ 103 233	  $  	  (22)

  Cash at Beginning of year	          $     363	  $	    385
                                            ---         ---
  Cash at End of Year	                $ 103 596	  $     363
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















































