Form 10-K
period 2000-03-31
ETRAVELSERVE COM INC
filed 2000-10-13
CIK 1059899

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

                        COMMISSION FILE NUMBER: 000-25003

               ETRAVELSERVE.COM, INC. (f/k/a Revenge Marine, Inc.)

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        NEVADA                                                36-3051776
-------------------------                                  -----------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                        C/O EMO Corporate Services, Inc.
                           100 N.E. 3rd Ave., Ste.1100
                               Ft. Lauderdale, FL
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (561) 417-0688
               --------------------------------------------------
              (Registrant=s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
                    YES [X]        NO [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of October 6, 2000 was $4,699,691.

         The number of issued and outstanding shares of the Registrant=s Common Stock, $0.001 par value, as of October 6, 2000 was 87,191,530.

                             ETRAVELSERVE.COM, INC.

                                    FORM 10-K

                     For the Fiscal Year Ended June 30, 2000

                                      INDEX

                                                                                                   Page

                                                      PART I
Item 1.  Business....................................................................................3
Item 2.  Description of Property.....................................................................5
Item 3.  Legal Proceedings...........................................................................5
Item 4.  Submission of Matters to a Vote of Security Holders.........................................5

                                                      PART II
Item 5.  Market for Registrant=s Common Equity and Related Stockholder
         Matters.....................................................................................6
Item 6.  Selected Financial Data.....................................................................8
Item 7.  Management=s Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................9
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk..................................13
Item 8.  Financial Statements and Supplementary Data.................................................14
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure........................................................................14

                                                     PART III
Item 10.  Directors and Executive Officers of the Registrant.........................................14
Item 11.  Executive Compensation.....................................................................15
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................16
Item 13.  Certain Relationships and Related Transactions.............................................16

                                                      PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................16

Appendix A - Consolidated Financial Statements.......................................................F-i

                                     PART I

Item 1.  Business

         Overview.

         We are a start-up company whose objective is to become a leading provider of online travel services for leisure and recreational enthusiasts and technology-driven marketing and advertising solutions to advertisers, advertising agencies, Web publishers and e-commerce merchants worldwide. Our original business model of operating as a purely Internet based travel services company has been modified to include planned acquisitions of existing bricks and mortar travel agencies to augment our new media model. We believe that obtaining existing store front travel agencies will help us hedge the market risks currently facing pure-play Internet companies while at the same time providing us with a source of positive cash flow as we develop and deploy our on-line model.

         We have launched our Web site, Aetravelserve.com,@ as a multimedia, interactive advertising site and full-service travel shopping mall. Our revenues will be derived from commissions, fees, and direct merchant sales related to transactions on our website and from sales of advertisements on our Web site, licensing fees for certain value added content, and through the provision of systems and database design and implementation services to third parties.

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

         eTravelserve.com, Inc., formerly known as Revenge Marine, Inc. (AeTravelserve.com@ or Athe Company@), was incorporated in Nevada on December 28, 1979. eTravelserve.com has operated under various names since its incorporation, most recently operating as Global Energy Organization Corporation (AGlobal@) prior to January 1998. The Company had no significant operations from January 1995 through January 1998.

         We reorganized the Company in January 1998 and changed its primary focus to acquiring yacht manufacturing and marine technology companies. Principal operations commenced in July 1998. In June 1999, the Company discontinued its marine operations and sold substantially all of its assets.

         The Company re-entered the development stage in July 1999 after redirecting its business plan toward the online travel and communications industries. On January 11, 2000, the Company changed its name to eTravelserve.com, Inc. from Revenge Marine following the acquisition of JR Solutions, Inc. (AJR@) through the exchange of 80,000,000 shares of newly issued Company stock, in exchange for all of the outstanding shares of JR=s common stock.

         On March 7, 2000, JR acquired 100% of the stock of Preferred Travel and Tours, Inc., a Florida corporation (APreferred@), for $185,000 in cash. The acquisition of Preferred provided us with our first physical travel agency presence to complement our Internet-based travel services platform, thereby transforming us from a pure-play Internet company to what we believe is a more viable Aclicks and mortar@ market platform.

         On August 23, 2000, Preferred completed the acquisition of essentially all of the assets of Journey=s Unlimited on the Concourse, a Florida corporation (AJourneys Unlimited@), for total consideration of $60,000, $40,000 of which was immediately payable in cash, with the remaining $20,000 payable in the form of Company common stock valued as of August 22, 2000. This acquisition is representative of the types of acquisitions which we are currently pursuing, wherein the recurring cash stream and existing customer base purchased will provide certain fundamental elements (e.g. cash flow) necessary for us to continue to deploy the Web-based aspect of our business model.

         We anticipate making further strategic acquisitions in the travel, communication and recreation businesses where such opportunities will provide synergies complementary to our existing core competencies. We are currently under contract for the purchase of three (3) additional store-front travel agencies which we anticipate will close within the next 30 to 45 days.

         We will leverage our international relationships to create a unique global, interactive, destination and community site oriented to on-line retailing, advertising, direct marketing and promotion, product and name branding, travel promotions, and provision of value-added marketing services. We intend to develop both business to business (AB2B@) and business to consumer (AB2C@) market models.

         With our current technological competencies and through the realization of our plan to add additional superior technology personnel, either directly or through strategic alliances, we intend to develop a full array of value-added, B2B systems design and database architecture services, to market to the marine and recreational business sub-market, which traditionally has been slow to adopt market initiatives. The types of value-added services which we anticipate offering in this niche will include site design and development, implementation, integration and testing. Other fee-based engagements would include the design, installation and testing of Web sites for marine industry and other recreational businesses; the implementation of messaging and internet/intranet technologies; the provision of value-added customer fulfillment and affinity functions; and the design and installation of network, intranet and extranet systems, architecture and enterprise information technology solutions.

         Our proposed B2C marketing approach will microtarget the demographically and psychograpically appealing affluent, well-educated, recreational and excursion consumer, through the creation and development of a superior, one-stop content based, interactive vacation and travel on-line destination. This model will provide compelling content for such recreational travelers and vacationers through the provision of exciting vacation and travel excursions involving sports fishing, boating, golfing, and athletic and recreational event themes. As a part of this model, our site will provide airline, cruise and other common carrier travel solutions as well as hotel and other resort accommodations complementary of the theme chosen. Additionally, we anticipate developing strategic relationships to provide a dynamic multi-media portal for recreational sports travel-related consumer merchandise, apparel and accessories, sports and boating travel news, information and travel tips, interactive chat rooms, on-line auctions and a robust e-commerce marketplace for marketing of travel related equipment and accessories. Through the development of our brand awareness our superior target market, we hope to garner significant portions of brick and mortar marketers= and merchants= advertising budgets targeting our user profiles.

         Once our anticipated site traffic is achieved, we anticipate being able to deliver superior advertising return on investment, which will justify advertising fee premiums yet yielding efficient CPMs (costs per thousand impressions).

Item 2.  Description of Property

         Our headquarters is located at 22191 Powerline Road, Bay 22C,Boca Raton, Florida 33433. We currently lease approximately 2,800 square feet of space pursuant to a five year lease which expires April 30, 2004. We share this space with our affiliate Preferred Travel & Tours, Inc.

Item 3.  Legal Proceedings

         There are no current legal proceedings pending against the Company or are we pursuing any litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of the shareholders during the current fiscal year to the date of this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                  As of June 30, 2000, the Company had outstanding common stock, $0.001 par value, 500,000,000 shares authorized, 111,018,907 and 10,898,810 shares issued and outstanding at June 30, 2000 and 1999 respectively.

Market Price of Common Equity.

         The Company's $.001 par value common stock (ACommon Stock@) is listed on the National Association of Securities Dealers Over the Counter Bulletin Board Quotation System (AOTC@). As of October 6, 2000 there were approximately 2,170 holders of record of the Company=s outstanding shares of Common Stock. The following table sets forth the high and low closing sale prices of Common Stock, as reported by the OTC, for the periods indicated:

                                  Common Stock
                                  ------------

              1999                    High             Low
                                      ----             ---

             First quarter          1.75              .50
             Second quarter          .75              .125
             Third quarter          1.375             .53
             Fourth quarter         1.062             .43

             2000

             First quarter           .875             .125
             Second quarter          .52              .15
             Third quarter          2.1875
             Fourth quarter         1.125             .19


         The Company has never paid dividends on its Common Stock. The Company has no present plans to pay cash dividends in the foreseeable future and intends to retain earnings for the future operation and expansion of the business. Any determination to declare or pay dividends in the future will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, any contractual restrictions, considerations imposed by applicable law and other factors deemed relevant by the Board of Directors. The following list describes all sales of securities by the Company during the fiscal year ended June 30, 2000 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). In connection with the issuance of these securities, the Company relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof, based on established criteria for effecting a private offering, including the number of offerees for each transaction, access to information regarding the Company, disclosure of information by the Company, restrictions on resale of the securities offered, investment representations by the purchasers, and the qualification of offerees as "accredited investors."

         On October 26, 1999, the Company issued 350,000 shares of Common Stock in settlement of obligations amounting to $87,500 for consulting services.

         On October 26, 1999, the Company issued 5,086 shares of Series B 10% cumulative convertible preferred stock, $40 stated value (ASeries B Preferred@) to Allied Capital Corporation (AAllied@), an affiliate of then director, William
C. Robinson, in satisfaction of Allied loans to the Company aggregating $203,437. The Series B Preferred shares are convertible into Common Stock at a 40% discount to the bid price as listed on the NASDAQ Bulletin Board on the date of conversion. On the same date, Allied exercised the conversion option and converted the 5,086 Series B Preferred shares into 2,712,500 shares of Common Stock. On the same date, an affiliate of Roy Meadows converted 1,512 shares of Series B Preferred into 806,000 shares of Common Stock in settlement of consulting services aggregating $60,480.

         On October 26, 1999, the Company issued 5,729 shares of Series C 10% cumulative convertible preferred stock, $50 stated value (ASeries C Preferred@), to four different professional and other Company vendors in satisfaction of amounts the Company owed such parties for services rendered aggregating $286,486. The Series C Preferred shares are convertible into Common Stock at a 30% discount to the bid price as listed on the NASDAQ Bulletin Board on the date of conversion. On the same date, two of those Series C Preferred holders converted all 4,606 of their Series C Preferred shares into 2,221,568 shares of Common Stock. The remaining two of the original four holders of Series C Preferred converted all1,123 of their Series C Preferred shares into 619,444 shares of Common Stock on December 14, 1999.

         On January 12, 2000 the Company issued 3,595 shares of Series D 10% cumulative preferred stock, $50 stated value (ASeries D Preferred@) to various parties in satisfaction of amounts due them for the performance of various services to the Company aggregating $179,750.

         On January 24, 2000 the company issued 2,580,645 shares of Common Stock in in exercise of an option granted to it by Paul R. Johnson (AJohnson@) on October 15, 1999, to acquire 666,667 shares of the common stock (Athe ALink Shares@) of Link Express Delivery Solutions, Inc. (ALink@) valued at $5,000,000. Johnson was appointed a director of the corporation on January 12, 2000 and elected as president of the Company on January 12, 2000. The option exercise agreement under which the Company exercised its option to purchase the Link Shares contained a provision providing the Company a right to rescind its January 24, 2000 exercise of the option to purchase the Link Shares should there be no public market for the Link Shares within six months of the exercise date. As of July 24, 2000, there was no public market for the Link shares and the Company rescinded the exercise of its option to purchase the 666,667 Link Shares and canceled the issuance of the subject 2,580,645 shares of Common Stock.

         On January 24, 2000, the Company issued 80,000,000 newly issued shares of Common Stock pursuant to the January 11, 2000 Stock Purchase Agreement executed in consideration for the exchange of all of the issued and outstanding shares of stock of J.R. Solutions, Inc. which had assets valued in total of $5,350.

Options and Warrants to Purchase Common Shares of the Company

         In December 1998, the Company adopted its 1998 Incentive Stock Plan ("the Plan") under which 2.8 million options to purchase common stock were granted to substantially all full-time employees. The options granted under the Plan extend for 5 years from the date of grant and vest in monthly increments over a period of up to two years. The exercise price was equal to the stock price on the grant date. The Plan is considered to be a non-compensatory plan, as defined by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the years ended June 30, 2000 and 1999. The options were issued at per share exercise prices between $0.01 and $1.00 per share.

         The Company has periodically issued common stock options and warrants to non-employees, usually in connection with services rendered. When such options or warrants are exercised, the fair value of the stock issued is charged to operations in the period exercised.

         In June 2000, the Company issued options to related parties to purchase up to 875,000 shares of the Company's common stock at an exercise price of $0.16 per share. The options expire on June 16, 2003.

         In June 2000, the Company issued options to related parties to purchase up to 1,400,000 shares of the Company's common stock at an exercise price of $0.18 per share. The options expire on June 6, 2003.

         In May 2000, the Company issued options to related parties to purchase up to 2,138,500 shares of the Company's common stock at an exercise price of $0.25 per share. The options expire on May 22, 2003.

         In April 2000, the Company issued options to a related party to purchase up to 136,000 shares of the Company's common stock at an exercise price of $0.45 per share. The options expire on April 3, 2003.

         In April 2000, the Company issued options to purchase up to 300,000 shares of the Company's common stock at an exercise price of $1.00 per share. The options are exercisable at any time after the date of the option certificate.

         In January 2000, the Company issued options to purchase up to 150,000 shares of the Company's common stock at an exercise price of $0.01 per share. The options are immediately exercisable.

Item 6.  Selected Financial Data

         The following table sets forth selected historical financial data of the Company as of the dates and for the periods indicated. The selected financial data of the Company were derived from the audited consolidated financial statements included herein. The selected consolidated financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and related notes thereto of the Company appearing elsewhere herein. Although Regulation S-K, Item 301, indicates that information should be provided for continuing operations, the Registrant had no continuing operations as of the end of the prior fiscal year. Therefore, providing a convenient format to highlight certain significant trends in registrants operations and financial condition may not have been helpful as of the end of the prior fiscal year, as the operations were not continuing as of the fiscal year ended June 30, 1999. Consequently, the information for discontinued operations in the prior year is provided below along with current year operating information.

                                                       2000              1999
                                                       ----              ----

Operating Revenues                               $     95,349      $         --
Operating Expenses                                   (225,911)               --
Consulting Fees                                    (3,914,991)               --
Valuation Losses                                   (1,000,000)               --
Loss from Continuing Operations                    (5,045,553)               --
Loss from Discontinued Operations                          --        (3,432,808)
Loss on Disposal of Assets                                 --          (918,047)
Net Loss from Discontinued Operations                      --        (4,350,855)
Weighted Average Shares Outstanding                34,964,896         7,129,680
Net Loss Per Share                                      (0.16)     $    (0.61)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         THE FOLLOWING INFORMATION HAS BEEN DERIVED FROM OUR FINANCIAL STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN PART III-ITEM 8 OF THIS 10-K. THE DISCUSSION FOLLOWING CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE SECTION ENTITLED ARISK FACTORS@ IN OUR REGISTRATION STATEMENT ON FORM 10 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 28, 1998 (SEC FILE NO. 333-87623) AND THOSE ENUMERATED UNDER MATERIAL CHANGES IN FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY HEREIN.

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

         Revenues of $95,439 were realized during the fiscal year ended June 30, 2000, which revenues were attributable to the operations of Preferred. There were no revenues for the corresponding prior fiscal year end since the Company entered into the travel services industry beginning in the first calendar quarter of 2000. Operating expenses of 225,911 were incurred during the fiscal year ended June 30, 2000 which expenses have no prior year analogue since there were no travel industry operations then. During the fiscal year ended June 30, 2000, the Company issued common stock shares valued at $3,914,991 in accordance with generally accepted accounting principles, to various persons in lieu of cash compensation for services rendered. These expenses were incurred primarily pursuant to the development of our Internet-based platform. The remainder of the operating expenses for the most recent fiscal year were attributable to normal operating expenses.

         We have incurred operating losses and negative cash flow since inception, and we expect this trend to continue in the foreseeable future as we invest in marketing and promotional activities to launch our Web site and as we develop our new store-front travel agencies.. We have just recently launched our Web site, www.etravelserve.com and, consequently, there are no operating revenues yet to report as of the year ended June 30, 2000 in connection with our e- commerce model. Our acquisition of bricks and mortar travel agencies, such as Preferred and Journeys Unlimited, should soon begin to provide some operating cash flow as we continue to develop our recently launched Internet site. We will continue to also develop our bricks and mortar travel agency acquisition campaign to grow further through such combinations, all with the intent of enhancing shareholder value. We do expect that our operating results will be volatile as we build our technology infrastructure and make improvements to our Web site due to a variety of factors, many of which are out of our control. During the initial phases of implementing our business plan, we will be heavily reliant on external sources of equity and debt financing.

Factors That May Affect Future Results and Market Price of Stock.

         Etravelserve.com, Inc. is engaged, in part, in the pursuit of commerce on the Internet platform. This form of commerce involves many opportunities, as well as significant threats, many of which are out of our control. Some of the risks which we face are as follows:

         Consumers, travel suppliers and advertisers may not accept our Web site as a valuable commercial tool, which would impair the growth of our business.

         For us to achieve the level of growth that we have projected, consumers, travel suppliers, merchants and advertisers must accept our Web site model as a valuable commercial tool. Consumers who have historically purchased travel products using traditional commercial channels must change that paradigm and purchase instead through our site. Consumers frequently Asurf@ sites like our prospective site in search of route and rate information and then ultimately revert to the traditional purchase channel. If this paradigm is not shifted, we may never achieve our anticipated growth.

         Similarly, travel suppliers, advertisers and merchants will also need to accept and use our Web site. In order for this to occur, travel suppliers, advertisers and merchants will need to perceive our site as efficient and profitable channels of distribution for their travel products, for expenditure of their advertising budgets and for their merchandise.

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

         Because we do intend to provide our service through on the Internet, our future revenues and profits from this aspect of our business plan depend upon the widespread acceptance and use of the Internet and online services as a medium for commerce. Rapid growth in the use of the Internet and online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not accept, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of recently introduced products and services over the Internet involve a high level of uncertainty.

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

         We depend substantially on the services and performance of our senior management, particularly Paul R. Johnson our Chief Executive Officer and Richard Kreiger our Chief Operating Officer. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services any executive officer or other key employees could hurt our business.

         We are controlled by our principal shareholders. The directors and executive officers of the Company own a majority of the outstanding Common Stock in the Company. In particular, Paul R. Johnson and Allied Capital Corporation, and entity controlled by former officer and director William C. Robinson, constitute the largest shareholders of the Company=s Common Stock. As a result, Mssrs. Johnson and Robinson may be able to control the election of members of the Company=s Board of Directors and generally exercise control over the Company=s corporate actions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

         We do not invest or trade in foreign currency or commodity transactions which would ordinarily be subject to market risk. As we have very little indebtedness presently tied to the prime rate, we would not be immediately effected by increases in the prime rate, unless we began to borrow additional capital to implement our Internet and information technology business plans. We believe, however, that our financial instruments are disclose at their fair values. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined wit precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. The carryin amount of accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The terms of the Company's notes payable approximates the terms in the market place at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

Item 8.  Financial Statements and Supplementary Data.

The following financial statements and supplementary data for the Company and independent auditors' report set forth on pages F-1 through F-9 is incorporated herein by reference and is filed herewith as Appendix A.

           Independent Auditor's Report................................   F-1

           Conolidated Balance Sheets..................................   F-2

           Consolidated Income Statements..............................   F-4

           Consolidated Statement of Stockholders' Equity 2000.........   F-5

           Consolidated Statement of Stockholders' Equity 1999.........    F-6

           Consolidated Statements of Cash Flows.......................    F-7

           Notes to Consolidated Financial Statements..................    F-9

         Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

The executive officers, directors and other key employees of the Company, and their ages and positions as of June 30, 2000 are as follows:

 Name                   Age      Position
----                    ---      --------
Paul R. Johnson         29       President, Chief Executive
                                 Officer, Director of etravelserve.com
Richard Kreiger         38       Chief Operating Officer

         Paul R. Johnson has been the President, Chief Executive Officer and Chairman of the Board of the Company since January, 2000. Mr. Johnson is also the President and a director of Genesis Business Alliance, Inc., a privately held business consulting firm, and has served as a business consultant to J & J Consulting, a Canadian consulting firm, since 1993. Both Genesis Business Alliance and J&J Consulting render various services to the Company. See Item 13, Certain Relationships and Related Transactions. Until it ceased business operations, Mr. Johnson was also President and a director of Link Express Delivery Solutions, Inc. ("Link Express") a company formed by Mr. Johnson in a prior attempt to build a delivery services company. The business plan for Link Express was essentially the same as the business plan for the Company, but was unsuccessful because financial commitments were made prior to receiving the required capital, which did not materialize at the times and in the amounts required. As a result, the business plan of the Company has been modified in an effort to avoid the financing problems encountered in Link Express. From July 1992 to September 1993, Mr. Johnson served as President of RDS Delivery Company in Detroit, Michigan. Mr. Johnson was Executive Vice President of Adams Industrial Material Handling Inc. in London, Ontario, Canada from April 1991, to June 1992. Mr. Johnson has also had extensive experience and contact with numerous companies in North America as an independent business consultant during the past six years.

         Richard Krieger has been successfully managing travel agencies for over 15 years. Starting his career as General Manager of a large New York City based travel company, Mr. Krieger directed the firms revolutionary marketing plan and turned the agency into one of the most important travel retailers in the nation.

         Moving to Florida and opening Preferred Travel & Tours, Inc. over 9 years ago, that company has become a leader in upscale travel with industry sales well exceeding 7 million dollars. By keeping an eye on industry trends, Mr. Krieger was well aware of the drastic changes travel agencies were forced to bear in the late 90's. Changing the direction of Preferred and restructuring the marketing plan, Preferred not only survived the industry wide changes and commission cuts, but Mr. Krieger turned 1999 into the company's most profitable year.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         The Company was not supplied with copies of any forms filed by any individuals under Section 16(a) of the Securities and Exchange Act of 1934 and has no basis to assess compliance with the same.

Item 11.  Executive Compensation

Summary Compensation Table

                                                                                                 Restricted
                                                              Other Annual                       Stock
Name and Position          Year     Salary  Bonus             Annual Compensation                Awards
-----------------          ----     -------------             -------------------                ------
Paul Johnson               2000     0                         0                                  0
CEO

William Robinson           1999     72,000                    0                                  0
CEO*

William Robinson           2000     0                         0                                  0
CEO*

Donald Mitchell            1999     90,000                    0                                  0
CEO**

* William Robinson served as CEO of Revenge from February, 1999 through January, 2000.

** Donald Mitchell served as CEO of Revenge from September, 1998 through February, 1999.

Director Compensation

         The directors are not compensated for being directors.

Employment Agreements

         None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

         The Company has utilized, and expects to continue to utilize certain management and administrative services provided by Genesis Business Alliance, Inc., a company owned by Paul R. Johnson, Chairman and Chief Executive Officer of the Company. Services will be provided primarily on a "cost plus" basis, and will be provided at prices and/or terms more advantageous to the Company than available from third party vendors.

         The Company has entered into a Consulting Agreement with J&J Consulting, an Ontario corporation owned by Caterina Johnson, mother of Paul R. Johnson. Under the Consulting Agreement, J&J Consulting supplies the Company with the full-time services of Mr. Johnson, who is currently a Canadian citizen and cannot be directly employed by the Company at this time, for a fee to be negotiated among the parties from time to time.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements and Schedules

The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

 (b) Reports on Form 8-K

         A report of Form 8-K was filed on May 15, 2000 announcing the buy-back of certain free trading shares of Company common stock and the retirement of 40,000,000 shares of common stock, and is incorporated herein by reference.

         A report of Form 8-K was filed on August 23, 2000 announcing the closing of the acquisition of Journeys Unlimited, Inc. and is incorporated herein by reference.

(c) Exhibit Listing

Exhibit
Number     Description
------     -----------

3.1        Amended and Restated Articles of Incorporation
3.2        Amended and Restated By-Laws
10.1       Term Sheet for Series C Preferred Stock Issuanc
10.2       Term Sheet for Series D Preferred Stock Issuanc
10.3       May 1, 2000 Lease Agreement for Powerline Road Premises
10.4.1     Consulting Agreement with Joseph Antonini
10.4.2     Consulting Agreement with J&J Management
10.4.3     Consulting Agreement with Genesis Business Alliance
10.4.4     Consulting Agreement with Michael Storms
10.4.5     Consulting Agreement with Roy Meadows
10.5.1     Caribbean Concepts, Inc. Asset Purchas Agreement
10.5.2     Sea Gull Travel, Inc. Asset Purchase Agreement
10.5.3.1   All Seasons Travel, Inc. Asset Purchase Agreement
10.5.3.2   All Seasons Travel, Inc. Addendum to Asset Purchase Agreement
10.5.4*    Journeys Unlimited on the Concourse, Inc. Asset Purchase Agreement
10.5.5**   Agreement to Acquire J.R. Solutions, Inc.
10.5.6     J.R. Solutions Agreement to Acquire Preferred Travel & Tours, Inc.
10.6       Stock Purchase and Cancellation Agreement
10.7.1     Option Grant Agreement to Purchase Lin Express Shares
10.7.2     Option Assignment Agreement to Purchas Link Express Shares
10.7.3     Option Exercise Agreement to Purchase Link Express Shares
11         Statement Regarding Computation of Earnings Per Share
12         Statements Regarding Computation of Ratios
21         Subsidiaries of the Registrant
23         Consent of Independent Auditors
27         Financial Data Schedule

* Filed with Form 8-K on August 23, 2000 and incorporated herein by reference. ** Filed with Form 8-K on January 26, 2000 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Boca Raton, State of Florida, on October 13, 2000.

                                  ETRAVELSERVE.COM, INC.

                             By    /s/ Paul R. Johnson
                                --------------------------------------------
                                  Paul R. Johnson, Chairman, Chief Executive
                                 Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on October 13, 2000

  /s/ Richard Kreiger
-------------------------
Richard Kreiger        Chief Operating Officer

                                  APPENDIX "A"

                             etravelserve.com, Inc.
                             ----------------------
                         (Formerly Revenge Marine, Inc.)

                        Consolidated Financial Statements

                               For the Years Ended
                             June 30, 2000 and 1999,

                                       and

                          Independent Auditor's Report

                                    * * * * *

                                 C O N T E N T S

                                                                        Page
                                                                        ----

Independent Auditor's Report.............................................F-1

Consolidated Balance Sheets..............................................F-2

Consolidated Income Statements...........................................F-4

Consolidated Statement of Stockholders' Equity 2000......................F-5

Consolidated Statement of Stockholders' Equity 1999......................F-6

Consolidated Statements of Cash Flows....................................F-7

Notes to Consolidated Financial Statements...............................F-9

                          Independent Auditor's Report

To the Board of Directors and Stockholders of etravelserve.com, Inc.

         We have audited the accompanying consolidated balance sheets of etravelserve.com, Inc., (a Nevada corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of etravelserve.com, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               CROSS AND ROBINSON



                                               Certified Public Accountants
                                               Tulsa, Oklahoma

October 6, 2000
                             etravelserve.com, Inc.
                             ----------------------
                                and Subsidiaries
                                ----------------

                           Consolidated Balance Sheets
                           ---------------------------
                             June 30, 2000 and 1999
                             ----------------------

                                     ASSETS
                                     ------

                                                             2000        1999
                                                         ----------   ----------
 Current Assets

Proceeds receivable, discontinued operations (Note 3)    $       --   $2,200,000
Prepaid expenses                                                 --       60,000
Receivable from related parties (Note 8)                     17,121           --
                                                         ----------   ----------


         Total Current Assets                                17,121    2,260,000
                                                         ----------   ----------



Property and Equipment, Net (Note 6)                         22,355        1,796
                                                         ----------   ----------



Intangible Assets, Net (Note 7)                             175,690        1,700



Investments, net (Note 5)                                        --    1,000,000
                                                         ----------   ----------




                  Total Assets                           $  215,167   $3,263,496
                                                         ==========   ==========









                 Accompanying notes are an integral part of the
                       consolidated financial statements.

                             etravelserve.com, Inc.
                             ----------------------
                                and Subsidiaries
                                ----------------

                         Consolidated Income Statements
                         ------------------------------
                    For the Year Ended June 30, 2000 and 1999
                    -----------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           2000             1999
                                                                      -------------    -------------
 Current Liabilities
   Cash overdrafts                                                    $       9,693    $       3,636
   Accounts payable                                                         419,228          933,557
   Accounts payable--related parties (Note 8)                               307,314          127,304
   Accrued liabilities                                                      219,059          198,744
   Customer deposits                                                             --               --
   Notes payable (Note 9)                                                        --        2,116,500
   Notes payable--related parties (Note 8)                                  185,000               --
                                                                      -------------    -------------
        Total Liabilities                                                 1,140,294        3,379,741
                                                                      -------------    -------------

Committments and Contingencies (Note 14)                                     54,897           79,000
                                                                      -------------    -------------

Stockholders' Equity  (Note 10)
Preferred stock, 300,000 shares authorized, 1,206 and
  2,718 shares of $40 par Series B Convertible
Preferred
     Stock (liquidation preference $48,240 and
     $108,720)outstanding at June 30, 2000 and 1999, respectively            48,240          108,720
Common stock $0.001 par value, 500,000,000 shares
     authorized, 111,018,907 and 10,898,810 shares
     issued and outstanding at June 30, 2000 and 1999, respectively         111,019           10,899
Additional paid-in capital                                                9,123,195        4,354,923
Retained deficit                                                        (10,262,478)      (4,669,787)
                                                                      -------------    -------------
Total Stockholders' Equity (Deficit)                                       (980,024)        (195,245)
                                                                      -------------    -------------
Total Liabilities and Stockholders' Equity                            $     215,167    $   3,263,496
                                                                      =============    =============


                 Accompanying notes are an integral part of the
                       consolidated financial statements.

                             etravelserve.com, Inc.
                             ----------------------
                                and Subsidiaries
                                ----------------

                 Consolidated Statement of Stockholders' Equity
                 ----------------------------------------------
                        For the Year Ended June 30, 2000
                        --------------------------------


                                                      2000              1999
                                                 ------------      ------------

 Operating Revenue                               $     95,349      $         --

 Operating Expenses                                   225,911                --

 Consulting Fees                                    3,914,991                --

 Valuation Losses (Note 5)                          1,000,000                --
                                                 ------------      ------------

 Loss from Continuing Operations                   (5,045,553)               --

 Discontinued Operations (Note 3):
      Loss from Discontinued Operations              (451,688)       (3,432,808)
      Loss on Disposal of Assets                           --          (918,047)
                                                 ------------      ------------
          Total                                      (451,688)       (4,350,855)
                                                 ------------      ------------


 Net Loss                                        $ (5,497,241)     $ (4,350,855)
                                                 ============      ============


 Weighted Average Shares Outstanding               34,964,896         7,129,680
                                                 ============      ============
(Note 11)


 Net Loss per Share

      Continuing operations                      $      (0.15)     $         --
      Discontinued operations                           (0.01)            (0.61)
                                                 ------------      ------------
                                                 $      (0.16)     $      (0.61)
                                                 ============      ============



                   Accompanying notes are an integral part of
                     the consolidated financial statements.

                             etravelserve.com, Inc.
                             ----------------------
                                and Subsidiaries
                                ----------------

                 Consolidated Statement of Stockholders' Equity
                 ----------------------------------------------
                        For the Year Ended June 30, 2000
                        --------------------------------

                                                                      Additional       Retained
                                          Preferred        Common      Paid-in         Earnings
                                            Stock          Stock       Capital         (Deficit)
                                            -----          -----       -------         ---------
 Balance at June 30, 1999               $   108,720    $    10,899    $ 4,354,923    $ (4,669,787)

 80,000,000 shares isssued to acquire
    JR Solutions, Inc. (Note 4)                  --         80,000             --
 152,500 shares issued as employee
    compensation (Note 10)                       --            153         69,654
 10,360,000 shares issued in exchange
    for services rendered (Note 10)              --         10,360      3,616,369
 2,580,645 shares issued to exercise
    stock options (Note 5)                       --          2,581         (2,581)
 5,086 shares of Series B issued as
    debt settlement                         203,437             --             --
 5,729 shares of Series C issued as
    debt settlement                         286,486             --             --
 4,079 shares of Series D issued as
    debt settlement                         203,955             --             --
 6,598 shares of Series B converted
into2,712,500 common shares                (263,917)         3,519        260,399
 5,729 shares of Series C converted
into 2,841,012 common shares               (286,486)         2,841        283,645
 4,079 shares of Series D converted
into 374,681 common shares                 (203,955)           375        203,581
 492,759 shares of issued as
    settlement of debt                           --            493        337,007
 200,000 shares cancelled pursuant to
    cancellation agreement (Note 16)             --           (200)           200

 Net Loss                                                                              (5,497,241)
                                                                                     ------------

 Balance at June 30, 2000               $    48,240    $   111,019    $ 9,123,195    $(10,167,028)
                                        ===========    ===========    ===========    ============



                   Accompanying notes are an integral part of
                     the consolidated financial statements.

                                               etravelserve.com, Inc.
                                               ----------------------
                                                  and Subsidiaries
                                                  ----------------

                 Consolidated Statement of Stockholders' Equity
                 ----------------------------------------------
                        For the Year Ended June 30, 1999
                        --------------------------------



                                                                           Additional     Retained
                                                Preferred      Common         Paid-in        Earnings
                                                  Stock        Stock         Capital       (Deficit)


Balance at June 30, 1998                    $        --    $     6,676    $ 3,093,581    $  (318,932)

1,004,005 shares issued through
conversion of debentures                             --          1,004        243,546
180,692 shares issued pursuant to asset
purchase agreement (Note 4)                          --            180        236,887
194,281 shares issued in exchange
for services rendered                                --            194        155,299
1,692,558 shares issued to First Chance
per rescission agreement (Note 4)                    --          1,693      1,448,307
895,333 shares cancelled pursuant to
CYC rescission agreement (Note 4)                    --           (895)    (1,368,964)
895,333 shares issued pursuant to lease
settlement agreement (Note 13)                       --            895        177,105
5,938 shares issued in exchange for
cancellation of debt                            237,500             --             --
1,206 shares issued pursuant to BYC
rescission agreement (Note 4)                    48,240             --             --
4,832 shares issued for cash                    193,293             --             --
9,258 shares of preferred stock converted
into 1,151,554 common shares                   (370,313)         1,152        369,161

Net Loss                                             --             --             --     (4,350,855)
                                            -----------    -----------    -----------    -----------

Balance at June 30,1999                     $   108,720    $    10,899    $ 4,354,923    $(4,669,787)
                                            ===========    ===========    ===========    ===========



                   Accompanying notes are an integral part of
                     the consolidated financial statements.

                             etravelserve.com, Inc.
                             ----------------------
                                and Subsidiaries
                                ----------------

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------

                                                       2000             1999
                                                    -----------     -----------
 Cash Flows From Operating Activities:
 Cash received from customers                       $    95,349     $ 6,817,156
 Interest received                                           --          18,120
 Cash paid for goods and services                       (73,873)     (8,216,205)
 Interest paid                                               --        (155,316)
                                                    -----------     -----------
 Net Cash Used by Operating Activities                   21,476      (1,536,245)
                                                    -----------     -----------



 Net Cash Used By Investing Activities:
 Acquisition of subsidiaries                           (185,000)             --
 Fixed asset purchases and improvements                 (21,476)     (1,499,602)
                                                    -----------     -----------
 Net Cash Used by Investing Activities                 (206,476)     (1,499,602)
                                                    -----------     -----------



 Cash Flows From Financing Activities:
 Issuance of common stock                                    --         721,048
 Proceeds from long-term debt                           185,000       2,100,000
 Proceeds from short-term debt                               --         331,500
 Proceeds sale of assets, net                         2,200,000              --
 Repayment of short-term debt                        (2,200,000)       (160,994)
 Repayment of long-term debt                                 --         (58,500)
 Net Cash Provided by Financing Activities              185,000       2,933,054
                                                    -----------     -----------


 Net Increase (Decrease) in Cash                             --        (102,793)

 Cash at Beginning of Period                                 --         102,793
                                                    -----------     -----------


Cash at End of Period                               $        --     $        --
                                                    ===========     ===========




                   Accompanying notes are an integral part of
                     the consolidated financial statements.



                             etravelserve.com, Inc.
                             ----------------------
                                and Subsidiaries
                                ----------------

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------


                                                              1999            2000
                                                           -----------    -----------
 Reconciliation of Net Loss to Net
 Cash Provided by Operating Activities:
 Net loss                                                  $(5,497,241)   $(4,350,855)
 Loss on sale of assets                                             --        918,047
 Depreciation                                                    2,204        174,790
 Valuation Loss                                              1,000,000             --
 Amortization of intangible assets                              12,964         61,268
 Stock issued as compensation                                   69,806             --
 Stock issued in exchange for services                       3,650,935        322,288
 Stock issued pursuant to BYC rescission                            --         48,240
 Debt assumption by third party                                (75,000)            --
 Write off of assets                                             4,190             --
 (Increase) Decrease in related party receivables              (17,121)            --
 Increase (Decrease) in customer deposits                           --        (64,500)
 (Increase) Decrease in work in progress                            --         60,500
 (Increase) Decrease in deposits                                    --         50,000
 Increase (Decrease) in accrued liabilities                    281,603        501,971
 (Increase) Decrease in stock subscriptions receivable              --        100,000
 (Increase) Decrease in prepaid assets                          60,000         89,561
 (Increase) Decrease in accounts receivable                         --       (238,430)
Increase (Decrease) in accounts payable                        523,081        708,239
 Increase (Decrease) in contingent liabilities                      --         79,000
 Increase (Decrease) in cash overdrafts                          6,057          3,636
                                                           -----------    -----------
 Total Adjustments                                           5,518,718      2,814,610
                                                           -----------    -----------

 Net Cash Provided (Used) by Operating Activities          $    21,476    $(1,536,245)
                                                           ===========    ===========

 Schedule of Other Non-cash Transactions:
 Stock issued in connection with subsidiary acquisitions   $    80,000



                   Accompanying notes are an integral part of
                     the consolidated financial statements.

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------

Note 1 -          Organization and Description of Business

                           etravelserve.com, Inc. (together with its
                  subsidiaries, referred to herein as "the Company") was incorporated in Nevada on December 28, 1979. The Company has operated under various names and operating plans since its incorporation, most recently operating as a holding Company for boat manufacturing enterprises under the name Revenge Marine, Inc. ("Revenge") from January 1998 to January 2000. The Company had no significant operations from January 1995 through January 1998.

                           The Company reorganized in January 1998 and changed
                  its primary focus to acquiring yacht manufacturing and marine technology companies. Principal operations commenced in July 1998. In June 1999, the Company discontinued its marine operations and sold substantially all of its assets.

                           In the fiscal year ended June 30, 2000, the Company
                  redirected its business plan toward the internet travel and communication industries. The Company changed its name to etravelserve.com following the January 11, 2000 acquisition of JR Solutions, Inc., ("JR") and commenced its travel industry operations in March 2000 following the acquisition of Preferred Travel and Tours, Inc., ("Preferred"). The aforementioned acquisitions are disclosed further in Note 4.

Note 2 -          Summary of Significant Accounting Policies

                  Principals of Consolidation
                           The consolidated financial statements include the
                  accounts of etravelserve.com, Inc. and its wholly owned subsidiary, JR Solutions, Inc. (a Delaware corporation) from November 22, 1999 to June 30, 2000 and JR's wholly owned subsidiary Preferred Travel and Tours, Inc. (a Florida corporation) from March 7, 2000 to June 30, 2000. The consolidated financial statements also include the accounts of the Company's wholly owned inactive subsidiaries Revenge Marine, Inc., (an Oklahoma corporation), Egret Boat Company, Inc., (a Florida corporation), and Consolidated Marine, Inc. (a Florida corporation) for the year ended June 30, 2000. All material intercompany transactions and balances have been eliminated in consolidation.

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

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------

Note 2 -       Summary of Significant Accounting Policies (continued)

                  Intangible Assets
                           Intangible assets, consisting of organizational costs
                  and goodwill are amortized over their estimated useful lives using the straight-line method. The goodwill arose from the purchase of Preferred Travel and Tours, Inc. and is being amortized over 5 years. The organizational costs are being amortized over five years.

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

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------

Note 2 -        Summary of Significant Accounting Policies (continued)

                  Earnings (Loss) per Common Share
                           The Company has adopted the provisions of SFAS No.
                  128, "Earnings per Share", which requires presentation on the face of the income statement of both basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. In years where the Company recognizes a loss from continuing operations, the assumed exercise of common stock equivalents has an antidilutive effect and therefore would not be included in the weighted average number of shares used in the calculation of loss per common share.

                  Prepaid Expenses
                           Certain expenses are routinely paid that cover more
                  than the current fiscal period. Prepaid expenses at June 30, 1999 consisted of consulting services.

                  Marketable Securities
                           The Company accounts for marketable securities in
                  accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires certain investments to be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re-evaluated at each balance sheet date. The Company's investments in First Chance Marine Finance, Inc. and Link Express Delivery Solutions, Inc. (see Note 4), which are held for sale, are recorded at their estimated fair market values.

                  Fair Value of Financial Instruments
                           Statement of Financial Accounting Standards No. 7,
                  "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheet. The Company's financial instruments include cash and cash equivalents, investment securities, and notes payable to related parties. The carrying amounts of these financial instruments have been estimated by management to approximate their fair values.

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------

Note 2 -          Summary of Significant Accounting Policies (continued)

                  Valuation of Non-Employee Stock-Based Compensation
                           The Company applies the provisions of SFAS No. 123
                  "Accounting for Stock-Based Compensation", to all issuances of stock to non-employees in exchange for goods and services. Accordingly, such issuances are accounted for based on the fair value of the goods or services received or the fair value of the shares issued, whichever is more reliably measured.

                  Leases
                           Leases that transfer substantially all of the risks
                  and benefits of ownership are capital leases. Other leases are operating leases. Capital leases are included in fixed assets and are amortized using the straight-line method over their respective terms. Operating leases are expensed over the terms of the leases using the straight-line method. The Company had no capital lease obligations at June 30, 2000 or 1999.

                  Advertising
                           The Company expenses all advertising costs as they
                  are incurred. Total advertising costs for the years ended June 30, 2000 and 1999 were $2,633 and $371,350, respectively.

Note 3 -          Discontinued Operations
                           In June 1999, the Company elected to discontinue its
                  marine operations and sell substantially all of its assets.
                  The assets were disposed of through two cash sales totaling
                  $2,200,000 in August 1999 and through the rescission of asset purchase agreements with Consolidated Yacht Corporation
                  ("CYC") and BYC Acquisition Corporation ("BYC"). Accordingly, the results of the Company's marine operations and the loss on the disposal of assets have been reflected as components of discontinued operations on the consolidated income statements.
                  Net sales from the Company's marine operations for the year ended June 30, 2000 were approximately $21,225.

Note 4 -          Acquisitions

                  JR Solutions, Inc.
                           On January 11, 2000, the Company acquired JR
                  Solutions, Inc. through the exchange of 80,000,000 shares of newly issued Company common stock, in exchange for all of the outstanding shares of JR's common stock. The acquisition was structured as a tax-free reorganization and was accounted for using the purchase method of accounting. As these companies were under common control at the time of the acquisition, the purchase price was based on the historical cost of the net assets purchased of $80,000.

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------

Note 4 -          Acquisitions

                  Preferred Travel and Tours, Inc.
                           March 7, 2000, the Company acquired all of the
                  outstanding common stock of Preferred Travel and Tours, Inc. ("Preferred Travel") for a purchase price of $185,000. The acquisition was accounted for using the purchase method of accounting. In accordance with Accounting Principles Board ("APB") No. 16, the aggregate purchase price has been allocated to the assets and liabilities of Preferred Travel based upon their fair market as follows:

                          Working capital, net          $  (1,954)
                          Goodwill                        186,954
                                                        ---------

                          Total                         $ 185,000
                                                        =========

                           The following following unaudited pro forma summary
                  presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of the periods presented. The calculations include adjustments for depreciation, amortization, and interest. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been effective on the date indicated or of the results that may be obtained in the future.

                                                                                     Year Ended June 30,
                                                                                     -------------------
                                                                                      2000           1999
                                                                                  -----------    -----------
                       Revenue                                                    $   439,454    $   228,833
                       Loss from continuing operations                            $(5,042,933)   $  (169,670)
                       Net Loss                                                   $(5,494,621)   $(4,350,855)
                       Loss per Share--continuing operations                      $     (0.07)   $     (0.01)
                                                                                   ----------    -----------
                       Net Loss per Share                                         $     (0.07)   $     (0.05)

                                                                                   ===========    ===========

Note 5 -          Investments

                  First Chance Marine Finance, Inc.

                           On June 4, 1999, the Company entered into an
                  agreement to rescind an attempted merger with First Chance Marine Finance, Inc. ("First Chance"), a Florida corporation. Pursuant to this agreement, the Company issued a total of 1,696,000 shares of its common stock, valued at $1,450,000 to First Chance and its associates. First Chance, which had previously advanced the Company $450,000 in cash, issued 500,000 of its common stock, valued at $1,000,000 to Revenge. The 500,000 shares issued to Revenge equate to approximately 7% of First Chance's total outstanding common stock. During the fiscal year ended June 30, 2000, First Chance ceased its principal operations. Accordingly, the fair value of the Company's investment in First Chance was adjusted to zero at June 30, 2000.

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------


Note 5 -          Investments (Continued)

                  Link Express Delivery Solution, Inc.
         On October 15, 1999, the Company was granted options to purchase 700,000 shares of Link Express Delivery Solutions, Inc. ("Link"). The options were granted to the Company in connection with consulting services provided to link by the Company's former president, William C. Robinson. Paul Johnson, who became chief executive officer of etravelserve.com in January 2000, is also the president of Link.

         On January 24, 2000, the Company exercised options to purchase 666,667 shares of Link common stock in exchange for 2,580,645 shares of etravelserve.com stock valued at $5,000,000, based on the closing bid price on the NASDAQ Bulletin Board on the date the options were exercised. The Company's holdings represent an approximate 2% ownership interest in Link.

         The option exercise agreement contained a provision whereby the Company could rescind its exercise of the Link options if there was no public market for Link's common stock within six months of the date of the agreement. Prior to June 30, 2000, Link ceased its principal operations. On October 5, 2000, the Company exercised its right to rescind the option exercise. Accordingly, the fair value of the Company's investment in Link was adjusted to zero at June 30, 2000.

Note 6 -          Property and Equipment

                           Property and equipment consists of the following at
                  June 30:

                                                          2000           1999
                                                       --------        --------
        Office equipment                               $ 19,736        $  2,764
        Leasehold improvements                           13,055              --
                                                       --------        --------
             Total consolidated property
               and equipment                             32,790           2,764
        Less accumulated depreciation                   (11,388)           (968)
                                                                       --------
               Net property and equipment              $ 21,403        $  1,796
                                                       ========        ========

                           Total depreciation expense for 2000 and 1999 was
                  $2,098 and $174,790, respectively.

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------

Note 7 -          Intangible Assets
                           Intangible assets consists of the following at June
30:

                                                                                             Estimated
                                                                                               Useful
                                                  2000                  1999                    Life
                                                  ----                  ----                    ----
Goodwill                                       $ 186,954                $ --                  5 years
Organizational costs                              2,500                 2,500                 5 years
Less accumulated amortization                   (13,764)                (800)
                                                                       --------
     Net intangible assets                     $ 175,690               $ 1,700
                                               =========               ========

                           Amortization expense relating to continuing
                  operations for 2000 and 1999 was $12,964 and $800, respectively.

Note 8 -          Related Party Transactions

                  Allied Capital Corporation
                           Since inception, Allied Capital Corporation
                  ("Allied") has periodically advanced cash to the Company and has paid certain operating expenses on behalf of the Company. Allied held 33,670,000 shares or approximately 30% of the Company's outstanding common stock at June 30, 2000 and is wholly owned by the Desai Vol Robinson Trust. Desai Robinson, president of Allied, is a former officer of the Company and is the wife of William C. Robinson, former president and chief executive officer of the Company. At June 30, 2000 and 1999, the Company's total debt to Allied was $377,526 and $127,304, respectively.

                           The Company's total debt to Allied at June 30, 2000
                  includes a promissory note from the Company's wholly owned subsidiary, JR Solutions, Inc. The note carries a principal balance of $185,000, and a due date of April 6, 2000, with default interest accruing at 18% per annum. The funds were loaned to JR Solutions to finance the purchase of Preferred Travel and Tours, Inc. (see Note 4). The note is currently in default, with $7,753 in accrued interest outstanding at June 30, 2000.

                           In October 2000, Allied transferred all of its
                  interest in the amounts due from the Company to Capital Markets Alliance, Inc. ("CMA"). William C. Robinson is the president of CMA. On October 7, 2000, the Company executed a promissory note with CMA, which replaces the original $185,000 note to Allied. The new note has a principal amount of $202,287, which includes the original $185,000 debt, plus accrued default interest on the original note through October 7, 2000 and matures October 7, 2002, with monthly payments of $9,335, which include interest at 10% per annum. One half of the note payment may be in the form of travel credits at the discretion of CMA. Pursuant to the terms of the note, CMA agreed to forgive $192,526 of the original debt owed to Allied.

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------


Note 8 -          Related Party Transactions (Continued)

                  J&J Business Management, Inc. / Genesis Business Alliance,
                  Inc.

                           On January 4, 2000, the Company entered into an
                  agreement for consulting services with J&J Business Management, Inc. ("J&J") through December 31, 2000. Caterina Johnson, president of J&J is the mother of Paul Johnson, chief executive officer of etravelserve.com. The services to be provided include development of the Company's business and marketing plans, web site development and implementation, and graphic design services. Under the terms of the agreement, as amended, the company has the option to pay J&J in cash, free trading stock at a 30% discount from the closing price on the day prior to issuance, or restricted stock at a 50% discount from the closing price on the day prior to issuance.

                           On April 10, 2000, J&J executed a subcontract with
                  Genesis Business Alliance, Inc. ("Genesis"), whereby J&J may subcontract all or part of its consulting agreement with etravelserve.com. Paul Johnson, chief executive officer of etravelserve.com, is also the president of Genesis.

                           During the year ended June 30, 2000, the Company
                  issued 4,630,000 shares of common stock with a fair value of $1,710,453 to J&J and Genesis in connection with the consulting contracts.

                           The Company has also agreed to pay J&J $25,000 per
                  month for shareholder relations. At June 30, 2000, there was an accrued liability of $150,000 relating to this agreement.

                           At June 30, 2000, the Company had an outstanding
                  payable to Genesis for cash advances made to the Company of $12,000.

                           From April to June 2000, the Company granted options
                  to Genesis and J&J to purchase up to 4,549,500 of the Company's common stock at a weighted average price per share of $ 0.20 (see Note 12). As of June 30, 2000, $102,788 had
                  been received from J&J and Genesis as payment to convert 585,274 options into common stock. These common shares had not been issued as of the date of this report.

Note 9 -          Notes Payable

                           Notes payable consists of the following at June 30:

                                                                     2000                  1999
                                                                     ----                  ----
Notes payable to related parties (see Note 7):

Promissory note, dated March 7, 2000,
due April 7, 2000, currently in default, with
Default interest accruing at 18% per annum.                       $ 185,000               $ --





                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------

Note 9 -          Notes Payable (Continued)

Notes payable to other entities:
  Note payable to FINOVA Capital Corporation,
  Secured by certain fixed assets, originally due
   on October 22, 2001, with interest equal to the
    prime rate plus 1% (10% at June 30, 1999).
   The note was paid down in August 1999
   in conjunction with the sale of the
   Company's marine assets (see Note 3).                               --                2,041,500

   Unsecured $75,000 operating line of credit
   with First Union National Bank, with interest only
   payments due monthly at an interest rate
   equal to the prime rate plus 2% (9.75% at
   June 30, 1999).                                                    --                  75,000
                                                               -----------------      ----------------

Total Current Notes Payable                                        $ 185,000             $2,116,500
                                                               =================      ================


Note 10 -         Stockholders' Equity
                           The capital stock of the corporation at June 30 2000
                  was as follows:

                           Series B 10 % Cumulative Convertible Preferred Stock,
                  $40 stated value, convertible into Common Stock based on a 40% discount to the bid price as listed on the NASDAQ Bulletin Board on the day of conversion; 75,000 shares authorized; 17,330 shares issued; 1,206 and 2,718 shares outstanding at June 30, 2000 and 1999; liquidation preference equal to the par value of any outstanding shares plus accrued dividends, if any prior to any distributions to Common Stock holders.

                           Series C 10% Cumulative Convertible Preferred Stock,
                  $50 stated value, convertible into Common Stock upon closing of a $5,000,000 or greater secondary public offering at a 30% discount to the bid price as listed on the day of conversion; authorized 75,000 shares; no shares issued or outstanding at June 30, 2000 or 1999; liquidation preference equal to the stated value of the preferred shares outstanding.

                           Series D Convertible Preferred Stock, $50 state
                  value, convertible into Common Stock upon closing of a $6,000,000 or greater secondary public offering at a 30% discount to the public offering price as listed on the day of conversion or convertible anytime at the holder's discretion at a 30% discount to the 10-day average bid price on the NASDAQ Bulletin Board; authorized 75,000 shares; no shares issued or outstanding at June 30, 2000 or 1999; liquidation preference equal to the stated value of the preferred shares outstanding.

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------


Note 10 -         Stockholders' Equity (Continued)
                           Common Stock, $0.001 par value, 500,000,000 shares
                  authorized, 111,018,907 and 10,898,810 shares issued and outstanding at June 30, 2000 and 1999, respectively.

                           Effective January 18, 2000 the Company increased the
                  number of authorized shares of common stock from 50,000,000 to 500,000,000 shares.

                           On January 27, 2000, the Company adopted the Year
                  2000 Stock Award and Option Plan, ("the Plan") under which the Company may grant common stock or options to selected employees, officers, directors, and key consultants and advisors. The Plan, as amended, allows for a maximum of 20,000,000 shares of common stock to be granted. During the year ended June 30, 2000, the Company issued a total of 152,500 shares valued at $69,806 to employees and 10,360,000 shares valued at $3,626729 to consultants under the Plan. The valuation of the shares was based on the closing price of the Company's stock on the date the shares were issued. As of the date of this report, the Company had issued an additional 8,832,000 shares to consultants under the Plan after June 30, 2000.

Note 11 -      Earnings per Common Share
                           Basic earnings (loss) per share are computed by
                  dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. The following reconciles amounts reported in the financial statements as basic earnings per share:

                                                     For the Year Ended June 30, 2000
                                          -------------------------------------------------------

                                                                    Weighted
                                                Income           Average Shares         Earnings
                                              (Numerator)         (Denominator)        Per Share
                                           -----------------  ---------------------  --------------
Loss from:
     Continuing operations                  $ (5,045,553)          34,964,896         $     (0.15)
     Discontinued operations                      (451,688)        34,964,896                (0.01)
                                           -----------------                         --------------
Net Loss                                    $ (5,497,241)          34,964,896         $     (0.16)
                                           =================                         ==============


                                                     For the Year Ended June 30, 1999
                                          -------------------------------------------------------

                                                                    Weighted
                                                Income           Average Shares         Earnings
                                              (Numerator)         (Denominator)        Per Share
                                                              ---------------------
Loss from Discontinued

   Operations                                $ (4,350,855)          7,129,680           $ (0.61)
                                           =================                         ==============

                                               etravelserve.com, Inc.
                                               ----------------------

                                    Notes to Consolidated Financial Statements
                                    ------------------------------------------
                                     For the Years Ended June 30, 2000 and 1999
                                     ------------------------------------------

Note 11 -      Earnings per Common Share (Continued)

                           The calculation of weighted average common shares
                  outstanding includes the effect of the stock cancellation agreement disclosed in Note 16, and the rescission agreement disclosed in Note 5.

                           No calculation for dilutive earnings per share has
                  been made, as the inclusion of the Company's common stock equivalents in the computation of diluted loss per share would be antidilutive. Further, the effect of the issuance of additional common shares as compensation after June 30, 2000 (see Note 10) has not been included in the computation of earnings per share, because the effect of their inclusion would be antidilutive.

Note 12 -         Stock Options and Warrants

                           In December 1998, the Company adopted its 1998
                  Incentive Stock Plan ("the Plan") under which options to purchase 2.8 million shares of common stock were granted to substantially all full-time employees. The options granted under the Plan extend for 5 years from the date of grant and vest in monthly increments over a period of up to two years. The exercise price was equal to the stock price on the grant date. The Plan is considered to be a non-compensatory plan, as defined by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the years ended June 30, 2000 and 1999. In June 1999, 335,000 of the options were cancelled due to termination of employment when the Company discontinued its marine operations. A total of 2,465,000 unexercised options issued under this plan expired on September 30, 1999.

                           The Company has periodically issued common stock
                  options and warrants to non-employees, usually in connection with services rendered. When such options or warrants are exercised, the fair value of the stock issued is charged to operations in the period exercised.

                           In June 2000, the Company issued options to related
                  parties (see Note 8) to purchase up to 875,000 shares of the Company's common stock at an exercise price of $0.16 per share. The options expire on June 16, 2003.

                           In June 2000, the Company issued options to related
                  parties (see Note 8) to purchase up to 1,400,000 shares of the Company's common stock at an exercise price of $0.18 per share. The options expire on June 6, 2003.

                           In May 2000, the Company issued options to related
                  parties (see Note 8) to purchase up to 2,138,500 shares of the Company's common stock at an exercise price of $0.25 per share. The options expire on May 22, 2003.

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------

         Note 12 -         Stock Options and Warrants (Continued)

                           In April 2000, the Company issued options to a
                  related party (see Note 8) to purchase up to 136,000 shares of the Company's common stock at an exercise price of $0.45 per share. The options expire on April 3, 2003.

                           In April 2000, the Company issued options to purchase
                  up to 300,000 shares of the Company's common stock at an exercise price of $1.00 per share. The options are exercisable at any time after the date of the option certificate.

                           In January 2000, the Company issued options to
                  purchase up to 150,000 shares of the Company's common stock at an exercise price of $0.01 per share. The options are immediately exercisable.

                           In January 2000, the Company issued options to
                  purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The options become exercisable at a rate of 83,333 shares at the end of each three month period from the grant date. The option was granted in accordance with a three year consulting agreement. Should the Company terminate the consulting agreement prior to the expiration of its term, all options granted will become immediately exercisable.

                           In June 1999, the Company issued a warrant to
                  purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $0.37 per share. The warrant was issued pursuant to a rescission agreement further disclosed in
                  Note 4. The warrant expires June 30, 2002.

                           Information with respect to all stock options and
                  warrants for the years ended June 30, 2000 and 1999 is summarized below:

                                                                                    Weighted-
                                                                                     Average
                                                       Shares                    Exercise Price

                                                 -------------------        -------------------------
Outstanding at June 30, 1998                            545,000              $           1.50
Granted 1999                                         4,550,000                            0.36
Cancelled 1999                                         (335,000)                          0.34
                                                 -------------------
Outstanding at June 30, 1999                         4,760,000                            0.50
Granted 2000                                         5,999,500                            0.21
Expired 2000                                        (2,715,000)                           0.33
Outstanding at June 30, 2000                         8,044,500               $           0.34
                                                 ===================        =========================

Options exercisable, June 30, 2000                   7,211,166               $           0.36
Options exercisable, June 30, 1999                   4,373,054               $           0.51


Note 13 -         Income Taxes

                          The Company has incurred net operating losses since
                inception and has a loss carryforward of approximately $10,200,000 at June 30, 2000, expiring in years beginning in 2013. As of June 30, 2000 and 1999, the Company had a net deferred tax asset of approximately $4,108,315 and $1,867,915 respectively. A valuation allowance has been recognized to fully offset this asset due to the uncertainty of realizing the future benefit in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and will recognize the tax benefits of these assets only as assessment indicates that it is more likely than not that the benefits will be realized.

                           Significant components of the Company's deferred tax
                  assets and liabilities as of June 30, 2000 and 1999 are as follows:

                                                               2000                     1999
                                                         -----------------       ------------------
Deferred tax assets:
   Net operating loss carryforward                          $ 4,104,991             $ 1,867,915
   Goodwill amortization                                       3,324                     --
   Valuation allowance                                      (4,108,315)              (1,867,915)
Total deferred tax assets                                      $ --          -          $ --
                                                         =================       ==================

Net increase in deferred tax asset
   valuation allowances                                     $ 2,240,400             $ 1,757,054
                                                         =================       ==================

                           The amount of net operating loss carryforward
                  relating to discontinued operations was $1,921,017 and $1,740,342 for 2000 and 1999, respectively.

                           Deferred taxes reflect a combined federal and state
                  tax rate of approximately 40%. A reconciliation between the amount of federal and state income taxes, based on a forty percent (40%) tax rate, and the effective amount of income taxes charged to operations is as follows:

                                                               2000                     1999
                                                         -----------------       ------------------

Statutory federal income taxes (refund)                     (2,197,567)             (1,740,342)
Goodwill amortization                                         (1,329)                    --
Valuation allowance                                          2,198,896               1,740,342
                                                         -----------------       ------------------

Effective income taxes                                         $ --                     $ --
                                                         =================       ==================

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------

Note 14 -         Commitments and Contingencies

                  Legal Proceedings
                           The Company is engaged in legal proceedings arising
                  from normal business activities. In the opinion of management, the maximum future liability arising from these proceeding would not exceed $54,897.

                  Lease Obligations
                           The Company is obligated under an operating lease for
                  its operating facility, which expires on April 30, 2005. The lease has a renewal option that would extend the lease through the year 2010. This non-cancelable lease contains a provision which adjusts the lease payment based upon changes in the consumer price index and increases in real estate taxes and operating expenses. The following is a schedule by year of estimated future minimum lease payments under the lease at June 30, 2000:

                                           Fiscal Year
                                          Ended June 30,
                                          --------------

                2001                   $    80,611
                2002                         83,029
                2003                         85,520
                2004                         88,086
                                      -----------------
                                         $  427,975
                                      =================

                           In 1999, the Company was obligated under operating
                  and capital leases for its operating facility and certain office equipment, most of which were cancelled or assumed by other parties after the Company discontinued its marine operations (see Note 3). Amounts capitalized under a capital lease were charged to discontinued operations upon transfer of the lease to another party.

                           The lease on the Company's marine operating facility
                  was assumed by Consolidated Yacht Corporation, pursuant to an October 1999 agreement with the owner of the property. In a related settlement agreement with the landlord, the Company co- signed a promissory note for $178,000, which is to be paid by CYC. In consideration for paying the promissory note, the Company agreed to nullify the cancellation of 895,333 shares of Revenge Marine common stock owned by CYC's president. These shares were to be cancelled pursuant to the June 30, 1999 rescission agreement with CYC referred to in Note 3.

                           Total rental expense under all leases was $34,663 and
                  $623,672 for the years ended June 30, 2000 and 1999, respectively.

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------

Note 14 -         Commitments and Contingencies (continued)

                  Asset Purchase Agreement--All Seasons Travel/ROHL, Inc.

                           On June 15, 2000, the Company entered into an
                  agreement to acquire the operating assets and assume certain liabilities of All Seasons Travel/ROHL, Inc. ("All Seasons"), a Florida Corporation. The assets purchased include office fixtures and equipment, customer lists, trade names, ticket stock, and other miscellaneous assets. The acquisition is to be accounted for as a purchase with any excess of the purchase price over the estimated fair value of assets to be amortized using the straight-line method. The purchase agreement had not been closed as of the date of this report.

                  Other Obligations

                            Pursuant to the June 30, 1999 replacement agreement
                  with BYC Acquisition Corporation (see Note 3), the Company is obligated to pay BYC a fee equal to 1% of its total revenues from all sources for the period from April 1, 1999 to April 30, 2002. The total obligation at June 30, 2000 under this agreement was approximately $1,000.

Note 15 -         Reclassifications of Financial Statement Presentation
                           Certain reclassifications have been made to the 1999
                  financial statements to conform with the 2000 financial statement presentation. Such reclassifications had no effect on net income as previously reported.


Note 16 -         Subsequent Events

                  Stock Cancellation Agreement

                           Pursuant to an agreement dated July 12 2000, Paul R.
                  Johnson, chief executive officer of the Company, and Allied Capital Corporation, (see Note 8) agreed to return 15,000,000 and 25,000,000 shares of common stock to the Company from their personal holdings or from their affiliated entities. The shares to be cancelled were originally issued in connection with the acquisition of JR Solutions, Inc. (see Note 4). Of the 25,000,000 shares to be cancelled by Allied, 542,833 shares of stock issued to their affiliates were cancelled prior to June 30, 2000. Mr. Johnson's shares as well as the remaining shares from Allied Capital and affiliates were cancelled after June 30, 2000.

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------

Note 16 -         Subsequent Events (Continued)

                  Asset Purchase--Journeys Unlimited on the Concourse, Inc.
                           On August 23, 2000, the Company acquired the
                  operating assets and assumed certain liabilities of Journeys Unlimited on the Concourse, Inc. ("Journeys"), a Florida Corporation. The assets purchased include office fixtures and equipment, customer lists, trade names, ticket stock, and other miscellaneous assets.

                           The total purchase price of $60,000, included $40,000
                  paid in cash and the remaining $20,000 in the form of shares of etravelserve.com common stock, based on a price per share equal to the average of the closing bid and asked prices for such stock as of the close of business on the day prior to the closing date. The acquisition was accounted for as a purchase and the excess purchase price over the estimated fair value of assets is being amortized using the straight-line method over 5 years.

                  Asset Purchase Agreement--Caribbean Concepts, Inc.
                           On August 14, 2000, the Company entere into an
                  agreement to acquire the operating assets and assume certain liabilities of Caribbean Concepts, Inc. ("Caribbean"), a New York Corporation. The assets to be purchased include office fixtures and equipment, customer lists, trade names, ticket stock, and other miscellaneous assets. The acquisition is to be accounted for as a purchase with any excess of the purchase price over the estimated fair value of assets to be amortized using the straight-line method. The purchase agreement had not been closed as of the date of this report.

                  Asset Purchase Agreement--Sea Gull Travel, Inc.
                           On August 23, 2000, the Company entere into an
                  agreement to acquire the operating assets and assume certain liabilities of Sea Gull Travel, Inc. ("Sea Gull"), a Florida Corporation. The assets to be purchased include office fixtures and equipment, customer lists, trade names, ticket stock, and other miscellaneous assets. The acquisition is to be accounted for as a purchase with any excess of the purchase price over the estimated fair value of assets to be amortized using the straight-line method. The purchase agreement had not been closed as of the date of this report.

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------

Note 16 -         Subsequent Events (Continued)

                  Stock Buyback Program
                           On September 11, 2000, the Company announced the
                  implementation of a 40 day stock buyback program whereby the Company would repurchase up to 12,000,000 free trading etravelserve.com common stock from its shareholders in exchange for 1.5 shares of restricted common stock. Under the program, the Company would register for resale up to 25% of the restricted shares after six months and an additional 25% of the restricted shares every three months thereafter. In addition, each participating shareholder would receive stock options for a number of shares of common stock equal to the number of free traded shares repurchased by the Company.