Form 10-Q
period 2000-09-30
ETRAVELSERVE COM INC
filed 2000-11-20
CIK 1059899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 000-25003

                             ETRAVELSERVE.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    NEVADA                                36-3051776
        -------------------------------             ---------------------
        (State or Other Jurisdiction of             (I.R.S. Employer
        Incorporation or Organization)              Identification Number)

                        C/O EMO Corporate Services, Inc.
                           100 N.E. 3rd Ave., Ste.1100
                               Ft. Lauderdale, FL
          (Address of principal executive offices, including zip code)

                                 (561) 417-0688
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                  YES [X]           NO [ ]


The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 2000 was 96,860,716.

                             ETRAVELSERVE.COM, INC.

                         PART I - FINANCIAL INFORMATION

                                                                                                               PAGE
Item 1.           Financial Statements:

                  Consolidated Balance Sheets as of September, 2000 and June 30, 2000.............................3

                  Consolidated Statements of Operations for the Three Months
                  Ended September 30, 2000 and 1999...............................................................5

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  September 30, 2000 and 1999.....................................................................6

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

Item 4.           Submission of Matters to a Vote of Security Holders............................................19

Item 5.           Other Information..............................................................................19

Item 6.           Exhibits and Reports on Form 8-K...............................................................19

Signatures.......................................................................................................20

Item 1. Financial Statements

                             etravelserve.com, Inc.
                             ----------------------

                           Consolidated Balance Sheets
                           ---------------------------


                                     ASSETS

                                                      September 30,     June 30,
                                                          2000           2000
                                                       (Unaudited)     (Audited)
                                                         --------       --------
 Current Assets
    Cash and cash equivalents                            $ 19,140       $     --
    Receivable from related parties                        17,121             --
                                                         --------       --------

      Total Current Assets                                 19,140         17,121
                                                         --------       --------








 Property and Equipment, Net

                                                           27,045         22,355
                                                         --------       --------




Intangible Assets, Net                                    166,218        175,690
                                                         --------       --------

Investments, Net                                               --             --
                                                         --------       --------




           Total Assets                                  $212,403       $215,167
                                                         ========       ========




Accompanying notes are an integral part
   of the consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               September 30,    June 30,
                                                                   2000           2000
                                                               (Unaudited)      (Audited)
                                                              ------------    ------------
 Current Liabilities
    Cash overdrafts                                           $         --    $      9,693
    Accounts payable                                               398,004         419,228
    Accounts payable--related parties                              324,186         307,314
    Accrued liabilities                                          1,038,716         219,059
    Notes payable--related parties                                 185,000         185,000
                                                              ------------    ------------
         Total Current Liabilities                               1,945,906       1,140,294
                                                              ------------    ------------

Commitments and Contingencies                                       54,897          54,897
                                                              ------------    ------------

 Stockholders' Equity

    Preferred stock, 300,000 shares authorized, 1,206
       shares of $40 par Series B Convertible Preferred
       Stock (liquidation preference $48,240) outstanding           48,240          48,240
    Common stock, $0.001 par value, 500,000,000 shares
       authorized, 84,348,867 and 111,018,907 shares issued
       and outstanding at September 30, 2000 and
       June 30, 2000, respectively                                  84,349         111,019
    Additional paid-in-capital                                  10,831,784       9,123,195
    Retained deficit                                           (12,752,773)    (10,262,478)
                                                              ------------    ------------

 Total Stockholders' Equity (Deficit)                           (1,788,400)       (980,024)
                                                              ------------    ------------


 Total Liabilities and Stockholders' Equity                   $    212,403    $    215,167
                                                              ============    ============

Accompanying notes are an integral part
   of the consolidated financial statements.

                             etravelserve.com, Inc.
                             ----------------------

                         Consolidated Income Statements
                         ------------------------------
                                   (Unaudited)


                                                       Three months ended
                                                          September 30,
                                                       2000             1999
                                                   ------------     ------------
Operating Revenue                                  $     34,460     $         --

Operating Expenses                                      137,365               --

Consulting Fees                                       2,387,390               --
                                                   ------------     ------------

Loss from Continuing Operations                      (2,490,295)              --

Income (Loss) from Discontinued Operations              190,419               --
                                                   ------------     ------------


 Net Income (Loss)                                 $ (2,490,295)    $    190,419
                                                   ============     ============

 Weighted Average Common Shares Outstanding          72,272,317       10,898,810

Basic and Diluted Loss per Common Share:

   Loss from continuing operations                 $      (0.03)    $         --
   Loss from discontinued operations                         --            (0.02)
                                                   ------------     ------------
                                                   $      (0.03)    $      (0.02)
                                                   ============     ============


Interim results are not indicative of the results expected for a full year.

Accompanying notes are an integral part
   of the consolidated financial statements.

                             etravelserve.com, Inc.
                         (Formerly Revenge Marine, Inc.)
                           A Development Stage Company

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                          Three months ended
                                                             September 30,
                                                         2000            1999
                                                     -----------    -----------
Cash Flows From Operating Activities:
     Cash collected from customers                   $    34,461    $   274,826
     Cash paid for goods and services                     (7,450)      (274,341)
                                                     -----------    -----------

Net Cash Provided by Operating Activities                 27,011            485
                                                     -----------    -----------

Cash Flows from Investing Activities:
     Additions to plant, property & equipment             (7,871)            --
                                                     -----------    -----------

Cash Flows From Financing Activities:
     Proceeds from sale of assets                             --      2,200,000

     Repayment of short-term debt                             --     (2,200,000)
                                                     -----------    -----------

Net Cash Provided (Used) by Financing Activities              --             --
                                                     -----------    -----------


NET INCREASE (DECREASE) IN CASH                      $    19,140            485

CASH AT BEGINNING OF PERIOD                                   --             --
                                                     -----------    -----------

CASH AT END OF PERIOD                                $    19,140    $       485
                                                     ===========    ===========


Accompanying notes are an integral part
   of the consolidated financial statements.


                                                           2000           1999
                                                       -----------    -----------
Cash Flows From Operating Activities:
     Net income (loss)                                 $(2,490,295)   $   190,419
     Adjustments to reconcile net loss to net
     Cash used by operating activities:
          Depreciation                                       3,181            139
          Amortization                                       9,472            125
          Stock issued for services                      1,681,919             --
          Decrease in related party receivables             17,121             --
          Decrease in prepaid assets                            --          7,500
          Increase in related party payables                16,872             --
          Decrease in trade payables                       (21,224)       (78,818)
          Debt assumption by third party                   (75,000)            --
          Decrease in cash overdrafts                       (9,693)        (3,636)
          Increase (decrease) in accrued liabilities       819,657         40,244
                                                       -----------    -----------
               Total adjustments                         2,442,305         34,446
                                                       -----------    -----------

Net Cash Provided by Operating Activities              $    27,010    $       485
                                                       ===========    ===========




Accompanying notes are an integral part
   of the consolidated financial statements.

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
             For the Three Months Ended September 30, 2000 and 1999
             ------------------------------------------------------
                                   (Unaudited)
                                   -----------

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

                           The accompanying unaudited consolidated financial
                  statements include the accounts and results of the Company's wholly owned subsidiary, JR Solutions, Inc. (a Delaware corporation) and JR's wholly owned subsidiary Preferred Travel and Tours, Inc. (a Florida corporation). The consolidated financial statements also include the accounts of the Company's wholly owned inactive subsidiaries Revenge Marine, Inc., (an Oklahoma corporation), Egret Boat Company, Inc., (a Florida corporation), and Consolidated Marine, Inc. (a Florida corporation). All material intercompany transactions and balances have been eliminated in consolidation.

                           These financial statements should be read in
                 conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000. The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year of for any future period.

                            etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
             For the Three Months Ended September 30, 2000 and 1999
             ------------------------------------------------------
                                   (Unaudited)
                                   -----------




Note 2 -          Property and Equipment
                           Property and equipment consists of the following at September 30:

                                                                                   2000               1999
                                                                                 -------             ------
                           Office equipment                                      $ 23,573            $ 2,764
                           Leasehold improvements                                  18,147                 --
                                                                                 --------            -------
                                Total consolidated property
                                  and equipment                                    41,720               2,764
                           Less accumulated depreciation                          (14,675)             (1,107)
                                                                                 --------            --------
                                  Net property and equipment                     $ 27,045            $  1,657
                                                                                 ========            =======

                           Total depreciation expense for the three months ended
                  September 30, 2000 and 1999 was $3,181 and $139, respectively.

Note 3 -          Common Stock Issuances
                           During the three months ended September 30, 2000, the
                  Company issued 9,798,666 shares of common stock valued at $1,681,919 in exchange for consulting services. Of these shares, 5,652,000, with an aggregate valuation of $1,246,314, were issued to related parties.

Note 4 -          Earnings per Common Share
                           Basic earnings (loss) per share are computed by
                  dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. The following reconciles amounts reported in the financial statements as basic earnings per share:

                                                                           For the Three Months Ended
                                                                               September 30, 2000
                                                              ---------------------------------------------------
                                                                                     Weighted
                                                                  Income          Average Shares        Earnings
                                                               (Numerator)        (Denominator)        Per Share
                                                              ------------          ----------        -----------
                  Loss from:
                       Continuing operations                  $ (2,490,295)         72,272,317        $     (0.03)
                                                              ============                            ===========

                            etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
             For the Three Months Ended September 30, 2000 and 1999
             ------------------------------------------------------
                                   (Unaudited)
                                   -----------




Note 4 -          Earnings per Common Share (Continued)

                                                                           For the Three Months Ended
                                                                               September 30, 1999
                                                             -------------------------------------------------------
                                                                                     Weighted
                                                                  Income          Average Shares        Earnings
                                                               (Numerator)        (Denominator)        Per Share
                                                               -----------        -------------        ---------
                  Income from Discontinued
                     Operations                                 $ (190,419)         10,898,810          $ (0.02)
                                                                ==========                              ========


                           No calculation for dilutive earnings per share has
                  been made for the three months ended September 30, 2000, as the inclusion of the Company's common stock equivalents in the computation of diluted loss per share would be antidilutive.

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

                    Asset Purchase Agreement--All Seasons Travel/ROHL, Inc.

                           On June 15, 2000, the Company entered into an
                  agreement to acquire the operating assets and assume certain liabilities of All Seasons Travel/ROHL, Inc. ("All Seasons"), a Florida Corporation. The assets purchased include office fixtures and equipment, customer lists, trade names, ticket stock, and other miscellaneous assets. The acquisition is to be accounted for as a purchase with any excess of the purchase price over the estimated fair value of assets to be amortized using the straight-line method. The purchase agreement had not been closed as of September 30, 2000.

                            etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
             For the Three Months Ended September 30, 2000 and 1999
             ------------------------------------------------------
                                   (Unaudited)
                                   -----------

Note 5 -          Commitments and Contingencies (continued)

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

                  Asset Purchase Agreement--Caribbean Concepts, Inc.

                           On August 14, 2000, the Company entered into an
                  agreement to acquire the operating assets and assume certain liabilities of Caribbean Concepts, Inc. ("Caribbean"), a New York Corporation. The assets to be purchased include office fixtures and equipment, customer lists, trade names, ticket stock, and other miscellaneous assets. The acquisition is to be accounted for as a purchase with any excess of the purchase price over the estimated fair value of assets to be amortized using the straight-line method. The purchase agreement had not been closed as of September 30, 2000.

                  Asset Purchase Agreement--Sea Gull Travel, Inc.

                           On August 23, 2000, the Company entered into an
                  agreement to acquire the operating assets and assume certain liabilities of Sea Gull Travel, Inc. ("Sea Gull"), a Florida Corporation. The assets to be purchased include office fixtures and equipment, customer lists, trade names, ticket stock, and other miscellaneous assets. The acquisition is to be accounted for as a purchase with any excess of the purchase price over the estimated fair value of assets to be amortized using the straight-line method. The purchase agreement had not been closed as of September 30, 2000.

                            etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
             For the Three Months Ended September 30, 2000 and 1999
             ------------------------------------------------------
                                   (Unaudited)
                                   -----------


Note 5 -          Commitments and Contingencies (continued)

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

                  Other Obligations

                            Pursuant to the June 30, 1999 replacement agreement
                  with BYC Acquisition Corporation (see Note 3), the Company is obligated to pay BYC a fee equal to 1% of its total revenues from all sources for the period from April 1, 1999 to April 30, 2002. The total obligation at September 30, 2000 under this agreement was approximately $1,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Forward Looking Statements

Investors are cautioned that certain statements contained in this document, including the following section, as well as some statements by the Company in periodic press releases, are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, possible future Company actions, market share growth, market opportunities, new product or service introductions, customer acceptance of the Internet as a viable alternative business platform, are also forward looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industry in which the Company does business, among other things. These statements are not guarantees of future performance and the Company has no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward- looking statements due to a number of factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the travel industry market, adverse business conditions, decreased or lack of growth in the use of the Internet, adverse changes in consumer travel patterns, increased competition, lack of acceptance of the Internet as a medium in which travel transactions are consummated, pricing pressures, lack of success in technological advances and other factors, including those listed below.

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

         We have launched our Web site, "etravelserve.com," as a multimedia, interactive advertising site and full-service travel shopping mall. Our revenues will be derived from commissions, fees, and direct merchant sales related to transactions on our website and from sales of advertisements on our Web site, licensing fees for certain value added content, and through the provision of systems and database design and implementation services to third parties.

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

         On March 7, 2000, JR acquired 100% of the stock of Preferred Travel and Tours, Inc., a Florida corporation ("Preferred"), for $185,000 in cash. The acquisition of Preferred provided us with our first physical travel agency presence to complement our Internet-based travel services platform, thereby transforming us from a pure-play Internet company to what we believe is a more viable "clicks and mortar" market platform.

         On August 23, 2000, Preferred completed the acquisition of essentially all of the assets of Journey's Unlimited on the Concourse, a Florida corporation ("Journeys Unlimited"), for total consideration of $60,000, $40,000 of which was immediately payable in cash, with the remaining $20,000 payable in the form of Company common stock valued as of August 22, 2000.

         On October 5, 2000, Preferred completed the acquisition of essentially all of the assets of Rohl, Inc., a Florida corporation doing business as All Seasons Travel ("All Seasons") pursuant to its acquisition agreement with All Seasons dated June 16, 2000. The acquisition price of $175,000 was paid $127,500 cash and $47,500 in Company common stock, valued as of October 4, 2000. The assets purchased included ticket stock and merchandise, tangible personal property (such as equipment, photocopiers, telephone systems, furniture, signage, leasehold improvements and office supplies) and intangible property (e.g. goodwill, customer lists and going concern value). The funds required to close were raised from our issuance of $500,000 in debentures.

         On October 20, 2000, Preferred completed the acquisition of all wholesale travel assets of Caribbean Concepts, Inc., a New York corporation ("Caribbean") for $125,000, paid $75,000 in cash and $50,000 in Company common stock valued as of October 19, 2000. The assets purchased on this transaction consisted solely of Caribbean's intangible assets such as customer lists, telephone numbers, trade names, goodwill and going concern value.

         These acquisitions are representative of the types of acquisitions we are currently pursuing, wherein the recurring cash stream and existing customer base purchased will provide certain fundamental elements (e.g. cash flow) necessary for us to continue to deploy the Web-based aspect of our business model. Moreover, these acquisitions also help to position the Company as a clicks and mortar business, effectively hedging some of the market risk inherent in being a "pure-play" Internet Company. We anticipate making further strategic acquisitions in the travel, communication and recreation businesses where such opportunities will provide synergies complementary to our existing core competencies. We are currently under contract for the purchase of one more existing travel agency, Seagull Travel, which we anticipate will close within the next several days.

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

         With our current technological competencies and through the realization of our plan to add additional superior technology personnel, either directly or through strategic alliances, we intend to develop a full array of value-added, B2B systems design and database architecture services, to market to the marine and recreational business sub-market, which traditionally has been slow to adopt market initiatives. The types of value-added services which we anticipate offering in this niche will include site design and development, implementation, integration and testing. Other fee- based engagements would include the design, installation and testing of Web sites for marine industry and other recreational businesses; the implementation of messaging and Internet/intranet technologies; the provision of value-added customer fulfillment and affinity functions; and the design and installation of network, intranet and extranet systems, architecture and enterprise information technology solutions.

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

       Material Changes in Financial Condition and Results of Operations.

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

                  Revenues of $34,460 were realized during the three months ended September 30, 2000, which revenues were attributable to the operations of Preferred. There were no revenues for the corresponding prior fiscal year end since the Company entered into the travel services industry beginning in the first quarter of fiscal 2000. The revenues to be reported for this period would have been higher, yet due to our not having written contractual provisions in place respective to certain receivables which we expect to collect for first quarter travel, GAAP prevents us from recognizing these revenues. We intend to attempt to formally memorialize these relationships respective to commissions due from the service providers for travel packages sold, so as to enable us to recognize revenues once they become measurable and reasonably determinable in accordance with GAAP versus only once cash is received. Operating expenses of 137,365 were incurred during the the trhee months ended September 30, 2000 which expenses have no prior year analogue since there were no travel industry operations then. During the three months ended September 30, 2000, the Company recognized consulting expenses of $2,387,390 of which amount $1,681,919 in Company common stock was issued in accordance with generally accepted accounting principles, to various persons in lieu of cash compensation for services rendered. These expenses were incurred primarily pursuant to the continued development of our Web commerce platform. Furthermore, in our effort to conserve cash, in essentially all instances in which stock shares were issued to various vendors and consultants in lieu of cash, a 30% market discount was taken upon such issuances of Company shares in accordance with the terms of our agreements with such parties.

                  We have incurred operating losses and negative cash flow since inception, and we expect this trend to continue in the foreseeable future as we invest in marketing and promotional activities to launch our Web site and as we develop our new store-front travel agencies. We have just recently launched our Web site, www.etravelserve.com and, consequently, there are no operating revenues yet to report as of the year ended September 30, 2000 in connection with our e- commerce model. Our acquisition of bricks and mortar travel agencies, such as Preferred, Journeys Unlimited, All Seasons Travel and Caribbean Concepts should soon begin to provide some operating cash flow as we continue to develop our recently launched Internet site. We will continue to also develop our bricks and mortar travel agency acquisition campaign to grow further through such combinations, all with the intent of enhancing shareholder value. We do expect that our operating results will be volatile as we build our technology infrastructure and make improvements to our Web site due to a variety of factors, many of which are out of our control. During the initial phases of implementing our business plan, we will be heavily reliant on external sources of equity and debt financing.

         Liquidity and Capital Resources

         As of September 30, 2000, we had a cash and cash equivalent balance of $19,140 as compared to an overdraft balance of $9,693 as of the fiscal year ended June 30, 2000. For the fiscal three months ended September 30, 2000, the Company had a working capital deficit of $1,926,766 compared with a working capital deficit of $1,123,173 as of June 30, 2000.

         Net cash provided by operating activities was $27,011 for the three months ended September 30, 2000 as compared to net cash provided by operating activities of $485 for the same period in fiscal 1999. The Company used $7,871 in investing activities during the three months ended September 30, 2000 and none in investing activities during the same period of fiscal 2000. There was no cash provided by financing activities in either of the three month periods ended September 30, 2000 or 1999.

         We continue to secure additional small lots of capital. We believe that we have adequate resources for the next six months of operations.

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

                  We depend substantially on the services and performance of our senior management, particularly Paul R. Johnson our Chief Executive Officer and Richard Krieger, the Chief Operating Officer. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services any executive officer or other key employees could hurt our business.

                  We are controlled by our principal shareholders. The directors and executive officers of the Company own a majority of the outstanding Common Stock in the Company. In particular, Paul R. Johnson and Allied Capital Corporation, an entity controlled by former officer and director William C. Robinson, constitute the largest shareholders of the Company's Common Stock. As a result, Mssrs. Johnson and Robinson may be able to control the election of members of the Company's Board of Directors and generally exercise control over the Company's corporate actions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

                           PART II. OTHER INFORMATION


         ITEM 1.           LEGAL PROCEEDINGS

                           None.

         ITEM 2.           CHANGES IN SECURITIES

                           None.

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                           None.

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY

                           HOLDERS

                           None.

         ITEM 5.           OTHER INFORMATION

                           None.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                           A.       Exhibits

                                    27.1 Financial Data Schedule

                           B.       Reports on Form 8-K


                           On November 3, 2000, the Company filed a Report on
Form 8-K reporting its acquisition of the assets of Rohl, Inc, a Florida corporation, doing business as All Seasons Travel. The Report on Form 8-K contained information required under Item 2 - Acquisition and Disposition of Assets.

                           On November 3, 2000, the Company filed a Report on
Form 8-K reporting its acquisition of the intangible assets of Caribbean Concepts, Inc., a New York corporation. The Report on Form 8-K contained information required under Item 2 - Acquisition and Disposition of Assets and reported that the information required by Item 5, Financial Statements, Pro Forma Financial Information and Exhibits, would be provided within the 60 day statutory time frame provided to reporting entities, enabling them time to complete the preparation of various financial disclosures pursuant to Regulation S-X of the Securities and Exchange Commission.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: November 20, 2000         ETRAVELSERVE.COM, INC.

                                   By /s/   Paul R. Johnson
                                      ----------------------
                                      Paul R. Johnson
                                      President and Chief Executive Officer