Form 10-K/A
period 2000-06-30
ETRAVELSERVE COM INC
filed 2000-11-21
CIK 1059899

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 1

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 000-25003

               ETRAVELSERVE.COM, INC. (f/k/a Revenge Marine, Inc.)

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEVADA                                 36-3051776
       ------------------------------                 -----------------
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


         YES [X]  NO [ ]
                    ----

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


         The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of October 6, 2000 was 87,191,530.

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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ......................6
Item 6.  Selected Financial Data.....................................................................8
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................9

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk..................................13
Item 8.  Financial Statements and Supplementary Data.................................................14
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure........................................................................14

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant 14
Item 11.  Executive Compensation.....................................................................15
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................16
Item 13.  Certain Relationships and Related Transactions 16

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8K 16

Appendix A - Consolidated Financial Statements.......................................................F-i

                                EXPLANATORY NOTE

     We are filing this Amendment to our Annual Report on Form 10K for the fiscal year ended June 30, 2000 to (i) include updated financial information relating to the compensation of certain officers and directors of the Company;
(ii) to make disclosures of delinquencies in the filing of certain reports required to be made by certain persons deemed statutory insiders under Section 16(a) of the Exchange Act of 1934; and (iii) to amend and restate our financial statements for the fiscal year ended June 30, 2000 and to incorporate a discussion of such financial results in the body of this report. We hereby amend and restate our Form 10K for the fiscal year ended June 30, 2000 in its entirety as set forth in this document.


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

         On August 23, 2000, Preferred completed the acquisition of essentially all of the assets of Journey=s Journey's Unlimited on the Concourse, a Florida corporation ("Journeys Unlimited"), for total consideration of $60,000, $40,000 of which was immediately payable in cash, with the remaining $20,000 payable in the form of Company common stock valued as of August 22, 2000. This acquisition is representative of the types of acquisitions which we are currently pursuing, wherein the recurring cash stream and existing customer base purchased will provide certain fundamental elements (e.g. cash flow) necessary for us to continue to deploy the Web-based aspect of our business model.

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

         Item 2.  Description of Property


         Our headquarters is located at 22191 Powerline Road, Bay 22C, Boca Raton, Florida 33433. We currently lease approximately 2,800 square feet of space pursuant to a five year lease which expires April 30, 2004. Our monthly rent for the first year of the lease is $5,133. We share this space with our affiliate Preferred Travel & Tours, Inc.

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


Market Price of Common Equity.


         The Company's $.001 par value common stock ("Common Stock") is listed on the National Association of Securities Dealers Over the Counter Bulletin Board Quotation System ("OTC") under the trading symbol "TSER." As of October 6, 2000 there were approximately 2,170 holders of record of the Company's outstanding shares of Common Stock. The following table sets forth the high and low closing sale prices of Common Stock, as reported by the OTC, for the periods indicated:


                                    Common Stock

         1999                       High             Low
                                    ----             ---

         First quarter              1.75             .50
         Second quarter              .75             .125
         Third quarter              1.375            .531
         Fourth quarter             1.062            .437

         2000

         First quarter              .875             .125
         Second quarter             .52              .15
         Third quarter              2.1875           .5937
         Fourth quarter             1.125            .19

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

         On October 26, 1999, the Company issued 5,086 shares of Series B 10% cumulative convertible preferred stock, $40 stated value ("Series B Preferred") to Allied Capital Corporation ("Allied"), an affiliate of then director, William
C. Robinson, in satisfaction of Allied loans to the Company aggregating $203,437. The Series B Preferred shares are convertible into Common Stock at a 40% discount to the bid price as listed on the NASDAQ Bulletin Board on the date of conversion. On the same date, Allied exercised the conversion option and converted the 5,086 Series B Preferred shares into 2,712,500 shares of Common Stock. On the same date, an affiliate of Roy Meadows converted 1,512 shares of Series B Preferred into 806,000 shares of Common Stock in settlement of consulting services aggregating $60,480.

         On October 26, 1999, the Company issued 5,729 shares of Series C 10% cumulative convertible preferred stock, $50 stated value ("Series C Preferred"), to four different professional and other Company vendors in satisfaction of amounts the Company owed such parties for services rendered aggregating $286,486. The Series C Preferred shares are convertible into Common Stock at a 30% discount to the bid price as listed on the NASDAQ Bulletin Board on the date of conversion. On the same date, two of those Series C Preferred holders converted all 4,606 of their Series C Preferred shares into 2,221,568 shares of Common Stock. The remaining two of the original four holders of Series C Preferred converted all 1,123 of their Series C Preferred shares into 619,444 shares of Common Stock on December 14, 1999.

         On January 12, 2000 the Company issued 3,595 shares of Series D 10% cumulative preferred stock, $50 stated value ("Series D Preferred") to various parties in satisfaction of amounts due them for the performance of various services to the Company aggregating $179,750.

         On January 24, 2000 the company issued 2,580,645 shares of Common Stock in in exercise of an option granted to it by Paul R. Johnson ("Johnson") on October 15, 1999, to acquire 666,667 shares of the common stock (the "Link Shares") of Link Express Delivery Solutions, Inc. ("Link") valued at $5,000,000. Johnson was appointed a director of the corporation on January 12, 2000 and elected as president of the Company on January 12, 2000. The option exercise agreement under which the Company exercised its option to purchase the Link Shares contained a provision providing the Company a right to rescind its January 24, 2000 exercise of the option to purchase the Link Shares should there be no public market for the Link Shares within six months of the exercise date. As of July 24, 2000, there was no public market for the Link shares and the Company rescinded the exercise of its option to purchase the 666,667 Link Shares and canceled the issuance of the subject 2,580,645 shares of Common Stock.


         On January 24, 2000, the Company issued 80,000,000 newly issued shares of Common Stock pursuant to the January 11, 2000 Stock Purchase Agreement executed in consideration for the exchange of all of the issued and outstanding shares of stock of J.R. Solutions, Inc. which had assets valued in total of $5,350.


         On January 18, 2000 the Company increased the number of authorized shares of common stock from 50,000,000 to 500,000,000 shares.

         On January 27, 2000, the Company adopted the Year 2000 Stock Award Plan (the "Stock Plan"). The Stock Plan provides that the Company may grant common stock to selected employees, officers, directors, and key consultants and advisors. The Stock plan authorizes the issuance of a maximum of 4,000,000 common stock shares. During the year ended June 30, 2000, the Company issued a total of 152,000 Stock Plan shares valued at $69,806 to employees and 3,948,000 Stock Plan shares valued at $1,382,078 to consultants. The Stock Plan shares were valued at the closing price of Company stock as of the dates granted.

         On June 15, 2000, the Company adopted the Year 2000 Stock Award and Option Plan (the "Plan"). The Plan provides that the Company may grant common stock to selected employees, officers, directors, and key consultants and advisors. The Plan, as amended, authorizes the issuance of a maximum of 20,000,000 shares of common stock. During the year ended June 30, 2000, the Company issued a total of 6,412,000 Plan shares valued at $ 2,244,651 to consultants. The Plan shares were valued at the closing price of Company stock as of the dates granted. As of October 6, 2000, the Company had issued and additional 8,832,000 Plan shares subsequent to fiscal year end.

         Options and Warrants to Purchase Common Shares of the Company

         In December 1998, the Company adopted its 1998 Incentive Stock Plan ("the Plan") under which 2.8 million options to purchase common stock were granted to substantially all full-time employees. The options granted under the Plan extend for 5 years from the date of grant and vest in monthly increments over a period of up to two years. The exercise price was equal to the stock price on the grant date. The Plan is considered to be a non-compensatory plan, as defined by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the years ended June 30, 2000 and 1999. The options were issued at per share exercise prices between $0.01 and $1.00 per share. In June 1999, 335,000 of the options were canceled due to termination of employment when the Company discontinued its marine operations. A total of 2,465,000 unexercised options issued under this plan expired on September 30, 1999.


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

         In June 1999, the Company issued a warrant to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $0.37 per share. The warrant was issued pursuant to a rescission agreement further disclosed in Footnote 4 to the financial statements. The warrant expires June 30, 2002.

         Information with respect to all stock options and warrants is summarized as follows:

                                                                   Weighted-
                                                                    Average
                                                 Shares          Exercise Price
-----------------------------------------------------------------------------
Outstanding at June 30, 1998                     545,000        $      1.50
-----------------------------------------------------------------------------
Granted 1999                                   4,550,000               0.36
-----------------------------------------------------------------------------
Cancelled 1999                                  (335,999)              0.34


Outstanding at June 30, 1999                   4,760,000               0.50
-----------------------------------------------------------------------------
Granted 2000                                   5,999,500               0.21
-----------------------------------------------------------------------------
Expired 2000                                  (2,715,000)              0.33
-----------------------------------------------------------------------------
Outstanding at June 30, 2000                   8,044,500               0.34
-----------------------------------------------------------------------------


Options exercisable, June 30, 2000             7,211,166        $      0.36
-----------------------------------------------------------------------------
Options exercisable, June 30, 1999             4,373,054        $      0.51
-----------------------------------------------------------------------------


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

                                                2000                 1999
                                           -------------          -----------

Operating Revenues                         $      95,349          $        --
Operating Expenses                              (225,911)                  --
Consulting Fees                               (3,914,991)                  --
Valuation Losses                              (1,000,000)                  --
Loss from Continuing Operations               (5,045,553)                  --
Loss from Discontinued Operations                     --           (3,432,808)
Loss on Disposal of Assets                            --             (918,047)
Net Loss from Discontinued Operations                 --           (4,350,855)
Weighted Average Shares Outstanding           34,964,896            7,129,680
Net Loss Per Share                                 (0.16)              ($0.61)

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

         Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Such factors include, but are not limited to, adverse changes in general economic conditions, including changes in the travel industry market, adverse business conditions, decreased or lack of growth in the use of the Internet, adverse changes in consumer travel patterns, increased competition, lack of acceptance of the Internet as a medium in which travel transactions are consummated, pricing pressures, lack of success in technological advances and other factors, including those listed below

         Material Changes in Financial Condition, and Results of Operations and Liquidity.

         In June 1999, we resolved to discontinue our marine operations and to sell substantially all of our assets used in the marine business line. We disposed of these assets through the recission of the asset acquisition agreement in which such assets were previously acquired, through two cash settlements occurring in August 1999. Sales of these assets in the amount of $2,200,000 were recognized on the accrual basis of accounting as of the end of our previous fiscal year ended June 30, 1999 as part of the calculation of the loss from the disposal of assets. The income statements for prior year comparative periods were restated in accordance with applicable accounting pronouncements to show the effects on operations in connection with our discontinued business line then and now. Marine operations were formally discontinued in the prior year. As a measure to enhance our business model, on March 7, 2000, we acquired Preferred Travel and Tours, Inc. for $185,000, which has an existing business base and recurring revenue stream. This cash acquisition was funded by a loan from Allied Capital Corporation ("Allied"), one of our majority shareholders. Through this acquisition, which comports well with our stated objective of growing the Company through strategic alliances, our business model has evolved into a "clicks and bricks" platform, a strategy which serves to hedge the market risk of adhering to a pure " cyber" model.

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

                  We have incurred operating losses and negative cash flow since inception, and we expect this trend to continue in the foreseeable future as we invest in marketing and promotional activities to launch our Web site and as we develop our new store-front travel agencies.. We have just recently launched our Web site, and, consequently, there are no operating revenues yet to report as of the year ended June 30, 2000 in connection with our e-commerce model. Our acquisition of bricks and mortar travel agencies, such as Preferred and Journeys Unlimited, should soon begin to provide some operating cash flow as we continue to develop our recently launched Internet site. We will continue to also develop our bricks and mortar travel agency acquisition campaign to grow further through such combinations, all with the intent of enhancing shareholder value. We do expect that our operating results will be volatile as we build our technology infrastructure and make improvements to our Web site due to a variety of factors, many of which are out of our control. During the initial phases of implementing our business plan, we will be heavily reliant on external sources of equity and debt financing.

         Liquidity and Capital Resources

         As of June 30, 2000, we had a cash overdraft balance of $9,693 as compared to an overdraft balance of $3,636 as of the fiscal year ended June 30, 1999. For the fiscal year ended June 30, 2000, the Company had a working capital deficit of $1,123,173 compared with a working capital deficit of $1,119,741 as of June 30, 1999.

         Net cash provided by operating activities was $16,203 for the fiscal ended June 30, 2000 as compared to net cash used by operating activities of $1,536,245 for fiscal 1999. The Company used $206,753 in investing activities during fiscal 2000 and used $1,499,602 in investing activities during the fiscal year ended June 30, 1999. Net cash provided by financing activities was $190,550 for the fiscal year ended June 30, 2000 as compared with $2,933,054 provided for the comparable 1999 period.

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

         Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

         We do not invest or trade in foreign currency or commodity transactions which would ordinarily be subject to market risk. As we have very little indebtedness presently tied to the prime rate, we would not be immediately effected by increases in the prime rate, unless we began to borrow additional capital to implement our Internet and information technology business plans. We believe, however, that our financial instruments are disclosed at their fair values. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates. The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. The carrying amount of accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The terms of the Company's notes payable approximates the terms in the market place at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

         Item 8.  Financial Statements and Supplementary Data.

         The following financial statements and supplementary data for the Company and independent auditors' report set forth on pages F-1 through F-9 is incorporated herein by reference and is filed herewith as Appendix A.

         Independent Auditor's Report ....................................  F-1


         Consolidated Balance Sheets .....................................  F-2

         Consolidated Income Statements ..................................  F-4

         Consolidated Statement of Stockholders' Equity 2000 .............  F-5

         Consolidated Statement of Stockholders' Equity 1999 .............  F-6

         Consolidated Statements of Cash Flows ...........................  F-7

         Notes to Consolidated Financial Statements ......................  F-9


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

Compliance with Section 16(a) of the Securities Exchange Act of 1934


         As of the date of this filing on Form 10-K, the Company became aware that certain persons, at various times during the fiscal year ended June 30, 2000 failed to file, or filed untimely, certain reports required to be made by
Section 16(a) of the Exchange Act of 1934. Such persons, the number of reports not timely filed or not filed, and the number of transactions that were not reported on a timely basis are detailed as follows:

                                        # of Reports         # of Transactions
                                        Untimely or Unfiled  Not Timely Reported

       (1) Allied Capital Corporation - 8                    150
       ------------------------------------------------------------------------

       (2) Paul R. Johnson -            7                    24
       -----------------------------------------------------------------------

         The Company has brought these filing delinquencies to the attention of the named reporting persons and has been advised by such parties that the reports that are necessary to report such transactions will be filed with the SEC as soon as practicable.

         Item 11.  Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                       Other              Number of Shares
                                                      Annual           Underlying          Restricted
Name and Position          Year     Salary            Bonus            Options            Stock Awards
-----------------          ----     -------------     ------------     ----------          -------------
Paul Johnson               --           --                  --                --            --
CEO (1)                    2000    $     0            $405,000          1,891,500            0
Richard Kreiger, COO       2000     90,000 (2)          67,970(2)       500,000(2)           0
William Robinson, CEO (3)  1998          0                   0                0              0
William Robinson, CEO      1999     72,000                   0                               0
William Robinson, CEO      2000          0                   0                               0
Donald Mitchell, CEO (4)   1998          0                   0                0              0
Donald Mitchell, CEO       1999     90,000                   0                               0

(1) The Company has entered into a consulting agreement with J&J Consulting, Inc., an Ontario corporation ("J&J"), owned by Caterina Johnson, mother of Paul R. Johnson, who is chairman and CEO of that company. Under the consulting agreement, J&J supplies the company with the full-time services of Mr. Johnson who is currently a Canadian citizen and cannot be directly employed by the Company. The Company awarded 3,130,000 shares of common stock to J&J and Caterina Johnson during the fiscal year ended June 30, 2000. The Company awarded options to purchase 2,658,000 shares of common stock to J&J and awarded options to Genesis Business Alliance to purchase 1,891,500 shares of Company common stock. The Company also used the management and administrative services of Genesis Business Alliance, Inc., a Florida corporation, owned 100% by Paul R. Johnson.

(2) Richard Kreiger has served as the Chief Operating Officer of the Company since March, 2000. The Company has entered into an employment agreement with Mr. Kreiger calling for monthly compensation in the amount of $7,500. During the fiscal year ended June 30,2000, the Company issued 150,000 shares to Mr. Kreiger as additional compensation. Pursuant to the January, 2000 stock purchase of Preferred Travel & Tours, Inc. by JR Solutions, Inc., Mr. Krieger, as one of the selling shareholders of Preferred, received options to purchase 500,000 shares of Company stock, such options vesting 100,000 shares each year after the expiration of each year, beginning on March 7, 2001.

(3) William Robinson served as CEO of Revenge from February, 1999 through January, 2000. **(4) Donald Mitchell served as CEO of Revenge from September, 1998 through February, 1999.

                      Option/SAR Grants in Last Fiscal Year

                                                                              Potential
                                                                              Realized Value at
                                                                              Assumed Annual
                                                                              Rates of Stock Price
                                                                              Appreciation for
         Individual Grants                                                    Option Term
         (a)               (b)              (c)               (d)      (e)    (add'l) (f)      (g)
-----------------------------------------------------------------------------------------------------
                           Number of        % of Ttl
                           Securities       Options           Exercise/
                           Underlying       Granted           Base
                           Options          To Emp'ees        Price    Exp
Name                       Granted          in Fiscal Yr      ($/sh)   Date     0%       5%      10%

Paul Johnson, CEO (1)      916,500          48.45%            $.25     5/22/03  $458M
                           600,000          31.72%            $.1797   6/06/03  $12M
                           375,000          19.83%            $.1565   6/16/03  $14M


(1) The options specified here were granted to Genesis Business Alliance, Inc., a corporation wholly owned by Mr. Johnson.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option SAR Values


(a)                        (b)                       (c)                        (d)             (e)
---------------------------------------------------------------------------------------------------
                                                                              Number of       Value of
                                                                              Securities      Unexercised
                                                                              Underlying      In-the-Money
                                                                              Unexercised     Options/SARs
                                                                              Options/SARs    at FY-End ($)
                                                                              At FY-End (#)

                           Shares Acquired                                    Exercisable/     Exercisable/
Name                       on Exercise (3)  Value Realized ($)                Unexercisable    Unexercisable
Paul Johnson, CEO (1)           --               --                           916,500/0
                           119,122          $21,406                           480,878/0
                          375,000           $58,594                                 0/0

(1) The options specified here were granted to Genesis Business Alliance, Inc., a corporation wholly owned by Mr. Johnson.


Director Compensation

         The directors are not compensated for being directors.

Employment Agreements


         Mr. Krieger is employed under an employment agreement entered into in March 2000 with JR Solutions, Inc., a Delaware corporation ("JR"), a wholly owned subsidiary of the Company . The agreement covers a mutually extendable one year term and provides that Mr. Krieger be compensated at the rate of $7,500 per month for his employment in an operational capacity for all affiliates of JR, including the Company. The agreement also provides that Mr. Krieger be compensated if he performs certain discrete liaison functions in connection with certain business transactions of JR (e.g. business acquisitions), as such discrete transactions may be clearly articulated to Mr. Krieger by the board of directors of JR from time to time. In such event, Mr. Krieger would be compensated by payment of 1/2 of 1% of the value of the applicable transaction in cash, and 1/2 of 1% of the valued of the transaction in restricted common stock of the Company, based on the value of Company common stock at the time of any such designated transaction.

Item 12.  Security Ownership of Certain Beneficial Owners and Management


Security Ownership of Certain Beneficial Owners

Name and address of                 Amount and nature
beneficial owner                    of beneficial ownership     Percent of class
-------------------                 -----------------------     ----------------
Genesis Business Alliance, Inc.(1)      26,103,000                   29.9%

Allied Capital Corporation (2)          18,193,794                   20.9%

Paul R. Johns       on                     500,000                   *

Directors and executive
officers as a group                        500,000                   *



* Ownership amount constitutes less than one percent of class.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock underlying options held by such person, that are currently exerciseable or exerciseable within 60 days of June 30, 2000 are deemed outstanding. Shares underlying a person's options disclosed in this manner are not included in the calculation of the percentage that another owns in the Company. Unless indicated in the footnotes to this table below or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite that stockholder's name.

(1) Shares owned by Genesis Business Alliance, Inc. are under the beneficial ownership of Paul R. Johnson, an officer and director of the Company.

(2) Allied Capital Corporation is owned by the Desai V. Robinson Living Trust and is, therefore, under the beneficial ownership of Desai V. Robinson, the wife of former officer and director William C. Robinson. Included in this number are 230,000 shares owned by Capital Market Alliance, Inc., a wholly owned subsidiary of Allied Capital Corporation



Item 13.  Certain Relationships and Related Transactions

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8K.

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

(c) Exhibit Listing

Exhibit

Number   Description


3.1               Amended and Restated Articles of Incorporation
3.2               Amended and Restated By-Laws
10.1              Term Sheet for Series C Preferred Stock Issuance
10.2              Term Sheet for Series D Preferred Stock Issuance
10.3              May 1, 2000 Lease Agreement for Powerline Road Premises
10.4.1            Consulting Agreement with Joseph Antonini
10.4.2.1          Consulting Agreement with J&J Management
10.4.2.2          Amendment No. 1 to Consulting Agreement with J&J Management
10.4.3            Consulting Agreement with Genesis Business Alliance
10.4.4            Consulting Agreement with Michael Storms
10.4.5            Consulting Agreement with Roy Meadows
10.5.1            Caribbean Concepts, Inc. Asset Purchase Agreement
10.5.2            Sea Gull Travel, Inc. Asset Purchase Agreement

10.5.3.1          All Seasons Travel, Inc. Asset Purchase Agreement
10.5.3.2          All Seasons Travel, Inc. Addendum to Asset Purchase Agreement
10.5.4 (1)        Journeys Unlimited on the Concourse, Inc. Asset Purchase
                  Agreement
10.5.5 (2)        Agreement to Acquire J.R. Solutions, Inc.
10.5.6            J.R. Solutions Agreement to Acquire Preferred Travel & Tours,
                  Inc.
10.6              Stock Purchase and Cancellation Agreement
10.7.1            Option Grant Agreement to Purchase Link Express Shares
10.7.2            Option Assignment Agreement to Purchase Link Express Shares
10.7.3            Option Exercise Agreement to Purchase Link Express Shares
10.8.1 (3)        Year 2000 Stock Plan
10.8.2 (4)        Year 2000 Stock Award and Option Plan
10.9              Employment Agreement between J.R. Solutions, Inc. and Richard
                  Kreiger
21                Subsidiaries of the Registrant
23                Consent of Independent Auditors
27                Financial Data Schedule


(1) Filed with Form 8-K on August 23, 2000 and incorporated herein by reference.

(2) Filed with Form 8-K on January 26, 2000 and incorporated herein by reference.

(3) Filed with Form S-8 on February 1, 2000 and incorporated herein by reference.

(4) Filed with Form S-8 and June 19, 2000 and incorporated herein by reference.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Boca Raton, State of Florida, on November 21, 2000.


                                      ETRAVELSERVE.COM, INC.


                                      By  /s/ Paul R. Johnson
                                         ---------------------------------------
                                      Paul R. Johnson, Chairman, Chief Executive
                                      Officer and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on November 21, 2000.


                          /s/ Richard Kreiger

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

         We have audited the accompanying consolidated balance sheets of etravelserve.com, Inc., (a Nevada corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                             etravelserve.com, Inc.
                             ----------------------
                                and Subsidiaries
                                ----------------

                         Consolidated Income Statements
                         ------------------------------
                    For the Year Ended June 30, 2000 and 1999
                    -----------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           2000             1999
                                                                      -------------    -------------
 Current Liabilities
   Cash overdrafts                                                    $       9,693    $       3,636
   Accounts payable                                                         419,228          933,557
   Accounts payable--related parties (Note 8)                               307,314          127,304
   Accrued liabilities                                                      219,059          198,744
   Customer deposits                                                             --               --
   Notes payable (Note 9)                                                        --        2,116,500
   Notes payable--related parties (Note 8)                                  185,000               --
                                                                      -------------    -------------
        Total Liabilities                                                 1,140,294        3,379,741
                                                                      -------------    -------------

Commitments and Contingencies (Note 14)                                     54,897           79,000
                                                                      -------------    -------------

Stockholders' Equity  (Note 10)
Preferred stock, 300,000 shares authorized, 1,206 and
  2,718 shares of $40 par Series B Convertible
Preferred
     Stock (liquidation preference $48,240 and
     $108,720)outstanding at June 30, 2000 and 1999, respectively            48,240          108,720
Common stock $0.001 par value, 500,000,000 shares
     authorized, 111,018,907 and 10,898,810 shares
     issued and outstanding at June 30, 2000 and 1999, respectively         111,019           10,899
Additional paid-in capital                                                9,123,195        4,354,923
Retained deficit                                                        (10,262,478)      (4,669,787)
                                                                      -------------    -------------
Total Stockholders' Equity (Deficit)                                       (980,024)        (195,245)
                                                                      -------------    -------------
Total Liabilities and Stockholders' Equity                            $     215,167    $   3,263,496
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

                             etravelserve.com, Inc.
                             ----------------------
                                and Subsidiaries
                                ----------------

                 Consolidated Statement of Stockholders' Equity
                 ----------------------------------------------
                        For the Year Ended June 30, 2000
                        --------------------------------


                                                      2000              1999
                                                 ------------      ------------

 Operating Revenue                               $     95,349      $         --

 Operating Expenses                                   225,911                --

 Consulting Fees                                    3,914,991                --

 Valuation Losses (Note 5)                          1,000,000                --
                                                 ------------      ------------

 Loss from Continuing Operations                   (5,045,553)               --

 Discontinued Operations (Note 3):
      Loss from Discontinued Operations              (451,688)       (3,432,808)
      Loss on Disposal of Assets                           --          (918,047)
                                                 ------------      ------------
          Total                                      (451,688)       (4,350,855)
                                                 ------------      ------------


 Net Loss                                        $ (5,497,241)     $ (4,350,855)
                                                 ============      ============


 Weighted Average Shares Outstanding               32,989,256         7,129,680
                                                 ============      ============
(Note 11)


 Net Loss per Share

      Continuing operations                      $      (0.16)     $         --
      Discontinued operations                           (0.01)            (0.61)
                                                 ------------      ------------
                                                 $      (0.17)     $      (0.61)
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

                             etravelserve.com, Inc.
                             ----------------------
                                and Subsidiaries
                                ----------------

                 Consolidated Statement of Stockholders' Equity
                 ----------------------------------------------
                        For the Year Ended June 30, 2000
                        --------------------------------

                                                                      Additional       Retained
                                          Preferred        Common      Paid-in         Earnings
                                            Stock          Stock       Capital         (Deficit)
                                            -----          -----       -------         ---------
 Balance at June 30, 1999               $   108,720    $    10,899    $ 4,354,923    $ (4,669,787)

 80,000,000 shares issued to acquire
    JR Solutions, Inc. (Note 4)                  --         80,000             --
 152,500 shares issued as employee
    compensation (Note 10)                       --            153         69,654
 10,360,000 shares issued in exchange
    for services rendered (Note 10)              --         10,360      3,616,369
 2,580,645 shares issued to exercise
    stock options (Note 5)                       --          2,581         (2,581)
 5,086 shares of Series B issued as
    debt settlement                         203,437             --             --
 5,729 shares of Series C issued as
    debt settlement                         286,486             --             --
 4,079 shares of Series D issued as
    debt settlement                         203,955             --             --
 6,598 shares of Series B converted
into 3,518,500 common shares               (263,917)         3,519        260,399
 5,729 shares of Series C converted
into 2,841,012 common shares               (286,486)         2,841        283,645
 4,079 shares of Series D converted
into 374,681 common shares                 (203,955)           375        203,581
 492,759 shares of issued as
    settlement of debt                           --            493        337,007
 200,000 shares cancelled pursuant to
    cancellation agreement (Note 16)             --           (200)           200

 Net Loss                                                                              (5,592,691)
                                                                                     ------------

 Balance at June 30, 2000               $    48,240    $   111,019    $ 9,123,195    $(10,262,478)
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

                             etravelserve.com, Inc.
                             ----------------------
                                and Subsidiaries
                                ----------------

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------

                                                       2000             1999
                                                    -----------     -----------
 Cash Flows From Operating Activities:
 Cash received from customers                       $    95,349     $ 6,817,156
 Interest received                                           --          18,120
 Cash paid for goods and services                       (79,147)     (8,216,205)
 Interest paid                                               --        (155,316)
                                                    -----------     -----------
 Net Cash Provided (Used( by Operating Activities        16,203      (1,536,245)
                                                    -----------     -----------



 Net Cash Used By Investing Activities:
 Acquisition of subsidiaries                           (185,000)             --
 Fixed asset purchases and improvements                 (21,753)     (1,499,602)
                                                    -----------     -----------
 Net Cash Used by Investing Activities                 (206,753)     (1,499,602)
                                                    -----------     -----------



 Cash Flows From Financing Activities:
 Issuance of common stock                                    --         721,048
 Proceeds from long-term debt                           185,000       2,100,000
 Proceeds from short-term debt                               --         331,500
 Proceeds sale of assets, net                         2,200,000              --
 Repayment of short-term debt                        (2,200,000)       (160,994)
 Repayment of long-term debt                                 --         (58,500)
 Net Cash Provided by Financing Activities              190,550       2,933,054
                                                    -----------     -----------

 Net Increase (Decrease) in Cash                             --        (102,793)

 Cash at Beginning of Period                                 --         102,793
                                                    -----------     -----------

Cash at End of Period                               $        --     $        --
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



                             etravelserve.com, Inc.
                             ----------------------
                                and Subsidiaries
                                ----------------

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                   For the Years Ended June 30, 2000 and 1999
                   ------------------------------------------


                                                              1999            2000
                                                           -----------    -----------
 Reconciliation of Net Loss to Net
 Cash Provided by Operating Activities:
 Net loss                                                   $(5,592691)   $(4,350,855)
 Loss on sale of assets                                             --        918,047
 Depreciation                                                    2,481        174,790
 Valuation Loss                                              1,000,000             --
 Amortization of intangible assets                              12,964         61,268
 Stock issued as compensation                                   69,806             --
 Stock issued in exchange for services                       3,650,935        322,288
 Stock issued pursuant to BYC rescission                            --         48,240
 Debt assumption by third party                                (75,000)            --
 Write off of assets                                             4,190             --
 (Increase) Decrease in related party receivables              (17,121)            --
 Increase (Decrease) in customer deposits                           --        (64,500)
 (Increase) Decrease in work in progress                            --         60,500
 (Increase) Decrease in deposits                                    --         50,000
 Increase (Decrease) in accrued liabilities                    279,698        501,971
 (Increase) Decrease in stock subscriptions receivable              --        100,000
 (Increase) Decrease in prepaid assets                          60,000         89,561
 (Increase) Decrease in accounts receivable                         --       (238,430)
Increase (Decrease) in accounts payable                        545,962        708,239
 Increase (Decrease) in contingent liabilities                      --         79,000
 Increase (Decrease) in cash overdrafts                            531          3,636
                                                           -----------    -----------
 Total Adjustments                                           5,608,895      2,814,610
                                                           -----------    -----------

 Net Cash Provided (Used) by Operating Activities          $    16,203    $(1,536,245)
                                                           ===========    ===========

 Schedule of Other Non-cash Transactions:
 Stock issued in connection with subsidiary acquisitions        80,000             --



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

                  Marketable Securities
                           The Company accounts for marketable securities in
                  accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires certain investments to be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re-evaluated at each balance sheet date. The Company's investments in First Chance Marine Finance, Inc. and Link Express Delivery Solutions, Inc. (see Note 5), which are classified as held for sale, are recorded at their estimated fair market values.

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

Note 4 -          Acquisitions (Continued)

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
                                                        =========

                           The following unaudited pro forma summary presents
                  the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of the periods presented. The calculations include adjustments for depreciation, amortization, and interest. The pro forma results may not be indicative of the results that would have occurred if the acquisition had been effective on the date indicated or of the results that may be obtained in the future.

                                                                                     Year Ended June 30,
                                                                                     -------------------
                                                                                      2000           1999
                                                                                  -----------    -----------
                       Revenue                                                    $   439,454    $   228,833
                       Loss from continuing operations                            $(5,138,383)   $  (169,670)
                       Net Loss                                                   $(5,590,071)   $(4,350,855)
                       Loss per Share--continuing operations                      $     (0.07)   $     (0.01)
                                                                                   ----------    -----------
                       Net Loss per Share                                         $     (0.07)   $     (0.05)

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

                           During the fiscal year ended June 30, 2000, First
                  Chance ceased its principal operations. Accordingly, the fair value of the Company's investment in First Chance was determined to be zero at June 30, 2000. As the decline in fair value was determined to be other than temporary, the cost basis of the securities held by the Company was written down to fair value and charged against earnings in the current year.

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

Note 6 -          Property and Equipment

                           Property and equipment consists of the following at
                  June 30:

                                                          2000           1999
                                                       --------        --------
        Office equipment                               $ 20,794        $  2,764
        Leasehold improvements                           13,055              --
                                                       --------        --------
             Total consolidated property
               and equipment                             33,849           2,764
        Less accumulated depreciation                   (11,494)           (968)
                                                                       --------
               Net property and equipment              $ 22,355        $  1,796
                                                       ========        ========

                           Total depreciation expense for 2000 and 1999 was
                  $2,481 and $174,790, respectively.

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

                           During the year ended June 30, 2000, the Company
                  issued 4,630,000 shares of common stock with a fair value of $1,710,453 to J&J in connection with the consulting contracts. The Company has also agreed to pay J&J $25,000 per month for shareholder relations. At June 30, 2000, there was an accrued liability of $15,000,000 relating to this agreement.

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

                           At June 30, 2000, the Company's wholly owned
                  subsidiary, Preferred Travel and Tours, Inc., had a receivable from Genesis of $17,121 relating to travel expenses incurred by Genesis.

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

Note 9 -          Notes Payable

                           Notes payable consists of the following at June 30:

                                                                     2000                  1999
                                                                     ----                  ----
Notes payable to related parties (see Note 8):
Promissory note, dated March 7, 2000,
due April 7, 2000, currently in default, with
Default interest accruing at 18% per annum.                       $ 185,000               $ --





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
                                                               =================      ================


Note 10 -         Stockholders' Equity
                           The capital stock of the corporation at June 30 2000
                  was as follows:

                           Series B 10 % Cumulative Convertible Preferred Stock,
                  $40 stated value, convertible into Common Stock based on a 40% discount to the bid price as listed on the NASDAQ Bulletin Board on the day of conversion; 75,000 shares authorized; 17,330 shares issued; 1,206 and 2,718 shares outstanding at June 30, 2000 and 1999; liquidation preference equal to the stated value of any outstanding shares plus accrued dividends, if any prior to any distributions to Common Stock holders. Dividends in arrears amounted to $4,824 or $4 per share at June 30, 2000.

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

                           On January 27, 2000, the Company adopted the Year
                  2000 Stock Plan, under which the Company may grant common stock or options to selected employees, officers, directors, and key consultants and advisors. The Plan, allows for a maximum of 4,000,000 shares of common stock to be granted, all of which had been issued as of June 30, 2000.

                           On June 15, 2000, the Company adopted the Year 2000
                  Stock Award and Option Plan, under which the Company may grant common stock or options to selected employees, officer, directors, and key consultants and advisors. The plan, as amended, allows for a maximum of 20,000,000 shares of common stock to be granted.

                           During the year ended June 30, 2000, the Company
                  issued a total of 152,500 shares valued at $69,807 to employees and 10,360,000 shares valued at $3,626,729 to consultants under the two plans. The valuation of the shares was based on the closing price of the Company's stock on the date the shares were issued. As of the date of this report, the Company had issued an additional 8,832,000 shares to consultants under the Plan after June 30, 2000.


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

                                                     For the Year Ended June 30, 2000
                                          -------------------------------------------------------

                                                                    Weighted
                                                Income           Average Shares         Earnings
                                              (Numerator)         (Denominator)        Per Share
                                           -----------------  ---------------------  --------------
Loss from:
     Continuing operations                  $   (5,141,003)        32,989,256          $     (0.16)
     Discontinued operations                      (451,688)        32,989,256                (0.01)
                                           -----------------                         --------------
Net Loss                                    $   (5,592,691)                             $    (0.17)
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

                           Deferred taxes reflect a combined federal and state
                  tax rate of approximately 40%. A reconciliation between the amount of federal and state income taxes, based on a forty percent (40%) tax rate, and the effective amount of income taxes charged to operations is as follows:

                                                               2000                     1999
                                                         -----------------       ------------------

Statutory federal income taxes (refund)                     (2,235,747)             (1,740,342)
Goodwill amortization                                           (1,329)                     --
Valuation allowance                                          2,237,076               1,740,342
                                                         -----------------       ------------------

Effective income taxes                                         $ --                     $ --
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

                                           Fiscal Year
                                          Ended June 30,
                                          --------------

                2001       $61,600     $  19,011       $   80,611
                2002        61,600        21,429           83,029
                2003        61,600        23,290           85,520
                2004        61,600        26,486           88,086
                            51,333        24,274       $   75,607
                           -------        ------       ----------
                          $297,733     $ 115,120       $  412,853
                          ========     =========       ==========

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