Form 10-Q
period 2000-12-30
ETRAVELSERVE COM INC
filed 2001-02-20
CIK 1059899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2000

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

                         22191 Powerline Road, Bay 22C.
                              Boca Raton, FL 33433

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

                                 YES [X] NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of December 30, 2000 was 102,560,716.

                             ETRAVELSERVE.COM, INC.

                         PART I - FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                           --------
Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of September, 2000 and June 30, 2000.............................3

                  Consolidated Statements of Operations for the Three Months
                  Ended December 30, 2000 and 1999................................................................4

                  Consolidated Statements of Operations for the Six Months
                  Ended December 30, 2000 and 1999................................................................5

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  December 30, 2000 and 1999......................................................................6

                  Notes to Consolidated Financial Statements....................................................7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................................10-18


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................19

Item 2.  Changes in Securities...................................................................................19

Item 3.  Defaults Upon Senior Securities.........................................................................19

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................19

Item 5.  Other Information.......................................................................................19

Item 6.  Exhibits and Reports on Form 8-K........................................................................19

Signatures.......................................................................................................20


Item 1. Financial Statements

                             Etravelserve.com, Inc.
                                And Subsidiaries

                           Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS                                     December 31,      June 30,
                                                                                   2000             2000
                                                                               ------------     ------------
Current Assets
     Cash and cash equivalents                                                 $         --     $         --
     Receivable from related parties                                                 24,348           17,121

                                                                               ------------     ------------
      Total Current Assets                                                           24,348           17,121

Property and Equipment, Net                                                          24,618           22,355

Intangible Assets, Net                                                              155,795          175,691
Investments, Net                                                                         --               --
                                                                               ------------     ------------
     Total Assets                                                              $    204,761     $    215,167
                                                                               ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
     Accounts payable                                                               166,218          428,921
     Accounts payable--related parties                                              221,683          307,314
     Accrued liabilities                                                            176,384          219,059
     Notes Payable--related parties                                                 185,000          185,000
                                                                               ------------     ------------
     Total Liabilities                                                              749,285        1,140,294

Commitments and Contingencies                                                        54,897           54,897
                                                                               ------------     ------------

Stockholders' Equity
Preferred stock, $40 par value,  300,000 shares authorized,                          48,240           48,240
     1,206 and 2,718 shares of Series B Convertible (liquidation preference
     $48,240) issued and outstanding December 31 and June 30, 2000
Common Stock, $0.001 par value, 500,000,000 shares                                  102,561          111,019
     authorized, 102,560,716 and 111,018,907 issued and
     outstanding at December 31 and June 30, 2000
Additional paid-in-capital                                                       12,417,749        9,123,195
Retained deficit                                                                (13,167,971)     (10,262,478)
                                                                               ------------     ------------
Total Stockholders' Equity (Deficit)                                               (599,421)        (980,024)
                                                                               ------------     ------------
Total Liabilities and Stockholders' Equity                                     $    204,761     $    215,167
                                                                               ============     ============

                             Etravelserve.com, Inc.
                                and subsidiaries

                         Consolidated Income Statements
                 Three Months Ended December 31, 2000, and 1999
                                   (Unaudited)


                                              ------------     ------------
                                                  2000             1999
                                              ------------     ------------

Operating Revenue                             $    180,484     $         --

Operating Expenses                                 258,238
                                                               ------------

Consulting Fees                                    337,443               --
                                              ------------     ------------
Loss from Continuing Operations                   (415,197)              --

Discontinued Operations:
     Loss from Discontinued Operations                  --         (596,377)

                                              ------------     ------------
Net Loss                                      $   (415,197)    $   (596,377)
                                              ============     ============

Weighted Average Common Shares Outstanding      97,878,460       14,890,378

Basic and Diluted Loss per Common Share:
     Loss from Continuing operations          $      (0.00)    $         --
     Loss from Discontinued operations                0.00            (0.04)
                                              ------------     ------------
Net Loss per Common Share                     $      (0.00)    $      (0.04)
                                              ============     ============

                             Etravelserve.com, Inc.
                                and Subsidiaries

                         Consolidated Income Statements
                  Six Months Ended December 31, 2000, and 1999
                                   (Unaudited)


                                              ------------     ------------
                                                  2000             1999
                                              ------------     ------------

Operating Revenue                             $    214,944     $         --

Operating Expenses                                 395,605               --

Consulting Fees                                  2,724,832               --
                                              ------------     ------------
Loss from Continuing Operations                 (2,905,493)              --

Discontinued Operations:
     Loss from Discontinued Operations                  --         (405,958)

                                              ------------     ------------
Net Loss                                        (2,905,493)        (405,958)
                                              ============     ============


Weighted Average Common Shares Outstanding      97,617,519       14,890,378

Basic and Diluted Loss per Common Share:
     Loss from Continuing operations          $      (0.03)    $         --
     Loss from Discontinued operations
                                                        --            (0.03)
                                              ------------     ------------
Net Loss per Common Share                     $      (0.03)    $      (0.03)
                                              ============     ============

                             Etravelserve.com, Inc.
                                and Subsidiaries

                      Consolidated Statement of Cash Flows
                  Six Months Ended December 31, 2000, and 1999
                                   (Unaudited)

                                                                 -----------     -----------
                                                                    2000            1999
                                                                 -----------     -----------
OPERATING ACTIVITIES
      Net (loss)                                                 $(2,905,493)    $  (405,958)
      Adjustments to reconcile net income to
          cash (used in) operating activities:
      Depreciation and amortization
                                                                      16,857             526
      Stock issued in exchange for services                        3,006,324              --
          (Decrease) in security deposits and other assets
                                                                          --          60,000
          Stock issued pursuant to BYC rescission
                                                                      75,000              --
          (Decrease) in accounts payable and accrued expenses
                                                                    (266,864)       (310,569)
                                                                 -----------     -----------
      Net cash (used in) operating activities
                                                                     (74,176)       (656,001)
                                                                 -----------     -----------

INVESTING ACTIVITIES
      Purchase of property and equipment
                                                                      (8,571)             --
                                                                 -----------     -----------
      Net cash (used) by investing activities
                                                                      (8,571)             --
                                                                 -----------     -----------

FINANCING ACTIVITIES
      Principal increase in note payable
                                                                          --          83,500
      Increase in contributed capital
                                                                          --         662,665
      Increase (Decrease) in related party loans
                                                                      29,157         (35,734)
      Decrease in related party receivables
                                                                      50,272              --
      Recission of preferred stock
                                                                          --         (60,480)
      Sale of common stock
                                                                      13,011           7,050
                                                                 -----------     -----------
      Net cash provided in financing activities
                                                                      92,440         657,001
                                                                 -----------     -----------
Net increase in cash
                                                                       9,693           1,000
Cash at the beginning of the year
                                                                      (9,693)             --
                                                                 -----------     -----------

Cash at the end of the period                                    $        --     $     1,000
                                                                 ===========     ===========

Supplemental Information:
    During the six months ended December 31, 2000, the company issued 27,985,515 shares of common stock valued at $3,286,095 in exchange for consulting services. Of these shares, 23,838,849, with an aggregate value of $2,850,490 were issued to related parties.

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
              For the Three Months Ended December 31, 2000 and 1999
             ------------------------------------------------------
                                   (Unaudited)
                                   -----------

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

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
              For the Three Months Ended December 31, 2000 and 1999
             ------------------------------------------------------
                                   (Unaudited)
                                   -----------


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


Note 2 - Property and Equipment Property and equipment consists of the following at December 31 and June 30:



                                                12/31/00        6/30/00
                                                --------        -------

         Office equipment                       $ 24,272       $ 20,794
         Leasehold improvements                   18,147         13,055
                                                --------       --------
              Total consolidated property
                and equipment                     42,419         33,849
         Less accumulated depreciation           (17,801)       (11,494)
                                                --------       --------
                Net property and equipment      $ 24,618       $ 22,355
                                                ========       ========


                           Total depreciation expense for the six months ended
                  December 31, 2000 was $6,307.

                             etravelserve.com, Inc.
                             ----------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
              For the Three Months Ended December 31, 2000 and 1999
             ------------------------------------------------------
                                   (Unaudited)
                                   -----------

         Intangible Assets
                           Intangible assets, consisting of organizational costs
                  and goodwill are amortized over their estimated useful lives using the straight-line method. The goodwill arose from the purchase of Preferred Travel and Tours, Inc. and is being amortized over 5 years. Organizational costs were amortized over five years.

Note 3 - Stockholders' Equity
                           During the three months ended December 31, 2000, the
                  Company issued 18,186,849 shares of common stock valued at $1,604,176 to related parties in exchange for consulting services.

                           Series B 10% Cumulative Convertible Preferred Stock,
                  $40 par value; convertible into Common Stock based on a 40% discount to the bid price as listed o the NASDAQ Bulletin Board on the day of conversion; authorized 300,000 shares; 1,206 and 2,718 shares outstanding at December 31 and June 30, 2000 respectively; liquidation preference equal to the par value of any outstanding shares plus accrued dividends, if any, prior to any distributions to Common Stock holders.

Note 4 - (Loss) per Common Share
                           The Company has adopted the provisions of SFAS No.
                  128, "Earnings per Share", which requires presentation of the face of the income statement of both basic and diluted earnings per share. Basic (loss) per common share is computed by dividing net (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. In years where the Company recognizes a loss from continuing operations, the assumed exercise of common stock equivalents has an antidilutive effect and therefore would not be included in the weighted average number of shares used in the calculation of loss per common share.

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

                  Revenues of $180,484 were realized during the three months ended December 31, 2000, which revenues were attributable to the operations of Preferred. There were no revenues for the corresponding prior fiscal year end since the Company entered into the travel services industry beginning in the first quarter of fiscal 2000. The revenues to be reported for this period would have been higher, yet due to our not having written contractual provisions in place respective to certain receivables which we expect to collect for second quarter travel, GAAP prevents us from recognizing these revenues. We intend to attempt to formally memorialize these relationships respective to commissions due from the service providers for travel packages sold, so as to enable us to recognize revenues once they become measurable and reasonably determinable in accordance with GAAP versus only once cash is received. Operating expenses of 258,238 were incurred during the three months ended December 31, 2000 which expenses have no prior year analogue since there were no travel industry operations then. During the three months ended December 31, 2000, the Company recognized consulting expenses of $337,443 which were paid entirely in Company common stock issued in accordance with generally accepted accounting principles, to various persons in lieu of cash compensation for services rendered. These expenses were incurred primarily pursuant to the continued development of our Web commerce platform. Furthermore, in our effort to conserve cash, in essentially all instances in which stock shares were issued to various vendors and consultants in lieu of cash, a 30% market discount was taken upon such issuances of Company shares in accordance with the terms of our agreements with such parties.

                  We have incurred operating losses and negative cash flow since inception, and we expect this trend to continue in the foreseeable future as we invest in marketing and promotional activities to launch our Web site and as we develop our new store-front travel agencies. We have just recently launched our Web site, www.etravelserve.com and, consequently, there are no operating revenues yet to report as of the year ended December 31, 2000 in connection with our e-commerce model. Our acquisition of bricks and mortar travel agencies, such as Preferred, Journeys Unlimited, All Seasons Travel and Caribbean Concepts have begun to provide some operating cash flow as we continue to develop our recently launched Internet site. We will continue to also develop our bricks and mortar travel agency acquisition campaign to grow further through such combinations, all with the intent of enhancing shareholder value. We do expect that our operating results will be volatile as we build our technology infrastructure and make improvements to our Web site due to a variety of factors, many of which are out of our control. During the initial phases of implementing our business plan, we will be heavily reliant on external sources of equity and debt financing.

Liquidity and Capital Resources

         As of December 31, 2000, we had a cash and cash equivalent balance of $0 as compared to an overdraft balance of $9,693 as of the fiscal year ended June 30, 2000. For the fiscal three months ended December 31, 2000, the Company had a working capital deficit of $724,937 compared with a working capital deficit of $1,123,173 as of June 30, 2000.

         Net cash used by operating activities was $74,176 for the three months ended December 31, 2000 as compared to net cash used by operating activities of $656,001 for the same period in fiscal 1999. The Company used $8,571 in investing activities during the three months ended December 31, 2000 and none in investing activities during the same period of fiscal 1999. Net cash provided by financing activities was $92,440 for the three months ended December 31, 2000 as compared to net cash provided of $657,001 for the same period in fiscal 1999.

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

                           None.

         ITEM 5.  OTHER INFORMATION

                           None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  1.       Exhibits

                           None.

                  2.       Reports on Form 8-K

                           None.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: February 20, 2001            ETRAVELSERVE.COM, INC.

                                        By /s/ Paul R. Johnson
                                           ----------------------
                                           Paul R. Johnson
                                           President and Chief Executive Officer